Form 10-Q
period 1998-09-30
FRONTIER NATIONAL CORP
filed 1998-11-19
CIK 1059420

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                       Commission File Number:  000-24853


                         FRONTIER NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Alabama                                            72-1355228
(State of Incorporation)                       (IRS Employer Identification No.)



                                 43 N. Broadway
                              Sylacauga, AL 35150
                    (Address of Principal Executive Office)

                                  334-644-5419
                (Issuer's telephone number, including area code)


      Valley National Corporation, 1011 N. Lanier Avenue, Lanett, AL 36863
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes        No   X
                                           -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A, Common Stock, .001 par      Outstanding at October 31, 1998: 2,262,846

                         FRONTIER NATIONAL CORPORATION

                         September 30, 1998 Form 10-Q


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part 1.  Financial Information

         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheets                                  3

                 Consolidated Statements of Income                            4

                 Consolidated Statements of Comprehensive Income              5

                 Consolidated Statements of Cash Flows                        6

                 Consolidated Statement of Shareholder's Equity               7

                 Notes to Consolidated Financial Statements               8 - 9

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          10 - 14

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk                                           15

PART 2.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                            16

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER 30, 1998
                                                           (UNAUDITED)          DECEMBER 31, 1997
                                                        ------------------      -----------------
ASSETS
CASH AND DUE FROM BANKS                                   $  6,806,789            $  4,892,409
FEDERAL FUNDS SOLD                                          10,955,000               2,040,000

SECURITIES AVAILABLE FOR SALE                               48,592,274              24,125,028

LOANS, NET OF UNEARNED INCOME                              138,699,489              96,631,213
ALLOWANCE FOR LOAN LOSSES                                   (1,527,608)             (1,120,012)
PREMISES AND EQUIPMENT, NET                                  5,152,474               2,259,006
CASH SURRENDER VALUE ON LIFE INSURANCE                       4,776,856               3,030,465
ACCRUED INTEREST                                             1,527,853                 864,137
INTANGIBLE ASSETS, NET                                       1,471,806               1,450,925
OTHER ASSETS                                                 1,206,517                 792,963
                                                          ------------            ------------
     TOTAL ASSETS                                         $217,661,450            $134,966,134
                                                          ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  DEPOSITS:
    NON-INTEREST BEARING DEPOSITS                         $ 23,738,853            $ 15,586,562
    INTEREST BEARING DEPOSITS                              142,528,487              85,271,218
                                                          ------------            ------------
        TOTAL DEPOSITS                                     166,267,340             100,857,780
                                                          ------------            ------------

  SHORT-TERM BORROWINGS                                      1,542,232                       -
  NOTES PAYABLE                                             24,292,000              19,042,000
  ACCRUED INTEREST & OTHER LIABILITIES                       2,398,900                 998,536
                                                          ------------            ------------
     TOTAL LIABILITIES                                     194,500,472             120,898,316
                                                          ------------            ------------

SHAREHOLDERS' EQUITY
  COMMON STOCK ($.001 PAR VALUE; 10,000,000 SHARES
    AUTHORIZED, 2,272,346 ISSUED AND OUTSTANDING AT
    SEPTEMBER 30, 1998;  $10 PAR VALUE, 120,000 SHARES
    AUTHORIZED, 100,995 ISSUED AND OUTSTANDING AT
    DECEMBER 31, 1997)                                           2,272               1,200,000
  TREASURY STOCK,
    AT COST (19,005 SHARES AT DECEMBER 31, 1997)                     -              (1,409,957)
  ADDITIONAL PAID-IN CAPITAL                                14,048,592               1,008,739
  RETAINED EARNINGS                                          8,310,181              12,975,719
  ACCUMULATED COMPREHENSIVE INCOME:  NET UNREALIZED
    HOLDING GAINS ON SECURITIES AVAILABLE FOR SALE,
    NET OF DEFERRED INCOME TAX                                 799,933                 293,317
                                                          ------------            ------------
      TOTAL STOCKHOLDERS' EQUITY                            23,160,978              14,067,818
                                                          ------------            ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $217,661,450            $134,966,134
                                                          ============            ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                            SEPTEMBER 30                           SEPTEMBER 30
                                                   --------------- --------------        --------------  --------------
                                                        1998            1997                  1998            1997
                                                   --------------- --------------        --------------  --------------
INTEREST INCOME
        INTEREST AND FEES ON LOANS                    $2,652,997      $2,432,659           $7,810,843      $7,006,762
        INTEREST ON INVESTMENT SECURITIES
          TAXABLE SECURITIES                             124,573         266,787              512,545         767,855
          NONTAXABLE SECURITIES                          399,047         128,915              806,922         385,122
        INTEREST EARNED ON DEPOSIT ACCOUNTS                4,315             494               16,387           2,374
        INTEREST EARNED ON FEDERAL FUNDS SOLD            162,113           6,806              311,882          39,767
                                                  --------------   -------------        -------------   -------------
          TOTAL INTEREST INCOME                        3,343,045       2,835,661            9,458,579       8,201,880
INTEREST EXPENSE
        INTEREST ON DEPOSITS                           1,264,188         965,672            3,384,597       2,749,717
        INTEREST ON BORROWED FUNDS                       315,606         192,287              879,540         646,692
                                                  --------------   -------------        -------------   -------------
          TOTAL INTEREST EXPENSE                       1,579,794       1,157,959            4,264,137       3,396,409

          NET INTEREST INCOME                          1,763,251       1,677,702            5,194,442       4,805,471
            PROVISION FOR LOAN LOSSES                   (194,144)       (193,325)            (790,944)       (473,305)
                                                  --------------   -------------        -------------   -------------
          NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                  1,569,107       1,484,377            4,403,498       4,332,166

NONINTEREST INCOME
        SERVICE CHARGES ON DEPOSIT ACCOUNTS              242,167         211,297              745,924         638,719
        INSURANCE COMMISSIONS                            125,289               -              186,314               -
        OTHER OPERATING INCOME                           150,923          95,849              406,146         284,140
        INVESTMENT SECURITIES GAINS                            -            (468)              60,172           6,333
                                                  --------------   -------------        -------------   -------------
          TOTAL NONINTEREST INCOME                       518,379         306,678            1,398,556         929,192
NONINTEREST EXPENSE
        SALARIES AND EMPLOYEE BENEFITS                   784,382         643,052            2,543,876       1,925,135
        NET OCCUPANCY EXPENSE                            255,496         237,944              660,727         667,964
        OTHER OPERATING EXPENSES                         587,322         384,889            1,390,676       1,159,179
                                                  --------------   -------------        -------------   -------------
          TOTAL NONINTEREST EXPENSES                   1,627,200       1,265,885            4,595,279       3,752,278

          INCOME BEFORE INCOME TAXES                     460,286         525,170            1,206,775       1,509,080
          PROVISION FOR INCOME TAXES                    (141,427)       (159,751)            (265,417)       (516,828)
                                                  --------------   -------------        -------------   -------------
            NET INCOME                                  $318,859        $365,419             $941,358        $992,252
                                                  ==============   =============        =============   =============

BASIC EARNINGS PER COMMON SHARE                            $0.18           $0.25                $0.63           $0.68
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING              1,794,094       1,457,546            1,504,392       1,457,546
EARNINGS PER COMMON SHARE ASSUMING DILUTION                $0.18           $0.25                $0.62           $0.68
WEIGHTED AVERAGE SHARES
    OUTSTANDING ASSUMING DILUTION                      1,809,502       1,457,546            1,509,584       1,457,546

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)




                                                                                  -----------                 -----------
                                                                                      1998                        1997
                                                                                  -----------                 -----------
NET INCOME                                                                        $   941,358                 $   992,252
OTHER COMPREHENSIVE, NET OF TAX:
        UNREALIZED GAINS ON SECURITIES:
           UNREALIZED HOLDING GAINS (LOSSES) ARISING DURING THE PERIOD                476,668                     102,005
           LESS:  RECLASSIFICATION ADJUSTMENTS FOR GAINS INCLUDED IN NET INCOME       (60,172)                     (6,333)
                                                                                  -----------                 -----------
           NET UNREALIZED GAINS                                                       416,496                      95,672
        INCOME TAX RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME                    (120,146)                    (36,833)
                                                                                  -----------                 -----------

OTHER COMPREHENSIVE INCOME                                                            296,350                      58,839

COMPREHENSIVE INCOME                                                              $ 1,237,708                 $ 1,051,091
                                                                                  ===========                 ===========







                                          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 5

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                     ------------------------------------
                                                                                         1998                    1997
                                                                                     ------------             -----------
OPERATING ACTIVITIES:
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $  1,834,667             $ 1,483,858

INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                  7,827,139               5,787,608
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                                          (13,212,172)             (4,158,294)
  FEDERAL FUNDS SOLD, NET                                                              (8,463,000)             (1,730,000)
  NET DECREASE IN LOANS TO CUSTOMERS                                                    6,393,020              (9,250,456)
  CAPITAL EXPENDITURES                                                                   (839,687)               (239,375)
  PROCEEDS FROM SALES OF FIXED ASSETS                                                      20,200                       -
  PROCEEDS FROM SALES OF FORECLOSED REAL ESTATE                                                 -                   2,624
  EFFECT OF BUSINESS COMBINATION                                                        3,970,156                       -
                                                                                     ------------             -----------
      NET CASH USED BY INVESTING ACTIVITIES                                            (4,304,344)             (9,587,893)
                                                                                     ------------             -----------

FINANCING ACTIVITIES
  NET INCREASE (DECREASE) IN NONINTEREST BEARING DEPOSITS                              (1,864,175)               (157,101)
  NET INCREASE IN INTEREST BEARING DEPOSITS                                             5,129,875               1,723,225
  NET INCREASE IN SHORT-TERM BORROWINGS                                                 1,433,929              (3,440,000)
  PURCHASES OF TREASURY STOCK                                                                   -                 (15,000)
  DIVIDENDS PAID                                                                         (565,572)               (303,105)
  PROCEEDS FROM NOTES PAYABLE                                                           5,000,000              10,600,000
  PAYMENTS ON NOTES PAYABLE                                                            (4,750,000)             (1,250,000)
                                                                                     ------------             -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                         4,384,057               7,158,019
                                                                                     ------------             -----------
NET INCREASE (DECREASE IN CASH AND DUE FROM BANKS)                                      1,914,380                (946,016)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        4,892,409               5,755,747
                                                                                     ------------             -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  6,806,789             $ 4,809,731
                                                                                     ============             ===========

SUPPLEMENTAL DISCLOSURES:  THE FOLLOWING CONDENSED BALANCES WERE
TRANSFERRED DURING THE BUSINESS COMBINATION THAT OCCURRED ON
AUGUST 24, 1998 (SEE NOTE E - BUSINESS COMBINATION)
        SECURITIES AVAILABLE FOR SALE                                                $ 18,697,117
        LOANS, NET OF UNEARNED INCOME                                                $ 48,461,296
        PREMISES AND EQUIPMENT, NET                                                  $  2,418,524
        OTHER ASSETS                                                                 $  2,336,025
        DEPOSITS                                                                     $ 62,143,860
        BORROWINGS                                                                   $  5,108,303
        OTHER LIABILITIES                                                            $    737,805

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                                             ACCUMULATED
                               COMMON         CAPITAL        RETAINED       COMPREHENSIVE       TREASURY
                               STOCK          SURPLUS        EARNINGS          INCOME            STOCK           TOTAL
                            -----------     -----------     -----------     -------------     -----------     -----------
BALANCE AT
  DECEMBER 31, 1997         $ 1,200,000     $ 1,008,739     $12,975,719       $293,317        $(1,409,957)    $14,067,818

CASH DIVIDENDS -
  COMMON                              -               -        (789,129)             -                  -        (789,129)

EFFECT OF
  BUSINESS COMBINATION       (1,197,872)      9,713,944         (81,757)       210,266                  -       8,644,581

RETIREMENT OF
  TREASURY STOCK                      -               -      (1,409,957)             -          1,409,957               -

ISSUANCE OF 144,611
  SHARES OF STOCK
  FROM STOCK DIVIDEND               144       3,325,909      (3,326,053)             -                  -               -

NET CHANGE IN
  UNREALIZED GAINS
  ON SECURITIES                       -               -               -        296,350                  -         296,350

NET INCOME - 1998                     -               -         941,358              -                  -         941,358
                              ---------     -----------     -----------       --------          ---------     -----------
BALANCE AT
  SEPTEMBER 30, 1998        $     2,272     $14,048,592     $ 8,310,181       $799,933        $         -     $23,160,978
                            ===========     ===========     ===========       ========        ===========     ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Frontier National Corporation (the "Company")(formerly Valley National Corporation) and its wholly-owned subsidiaries, Valley National Bank, First National America's Bank, and Frontier Financial Services Corporation, collectively, the Bank. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for Valley National Corporation and First National Sylacauga Corporation for the year ended December 31, 1997, included in the Registration Statement on Form S-4 filed in July, 1998.


NOTE B - INCOME TAXES

The effective tax rate of approximately 22 percent for the nine months ended September 30, 1998, is less than the statutory rate principally because of the effect of tax-exempt interest income.


NOTE C - INVESTMENT SECURITIES

The Company applies the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS115"). This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).

At September 30, 1998, the Company had net unrealized gains of $1,212,018 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in shareholders' equity of $799,933, net of deferred tax liability. There were no trading securities. The net increase in shareholders' equity as a result of the SFAS 115 adjustment from December 31, 1997 to September 30, 1998 was $296,350. See also Note D - Shareholders' Equity.

NOTE D - SHAREHOLDERS' EQUITY

During 1998, the Company merged with First National Sylacauga Corporation (See Note E - Business Combination) resulting in an increase in shareholders' equity of $8,644,581. Additionally, cash dividends of $789,129 are reflected as a charge against equity during the first nine months of 1998. Treasury stock of $1,409,957 was retired and a stock dividend of 144,611 shares was issued, neither of which affected total shareholders' equity. See also Note F - Stock Dividend.


NOTE E - BUSINESS COMBINATION

On August 24, 1998, the Company merged with First National Sylacauga Corporation ("FNSC"). FNSC was a bank holding company which owned 100% of First National America's Bank, a national bank of approximately $136 million in assets. The merger was effected as a reverse purchase acquisition of the Company by FNSC, whereby, the financial statements reflect the ongoing operations of FNSC combined with the accounts of the Company as of the merger date and thereafter. Operating results and balance sheet information prior to the merger reflect only the balances of FNSC. The impact of the merger on financial condition was an increase to FNSC total assets of approximately $76 million and an increase in liabilities and equity of approximately $67.4 million and $8.6 million, respectively.


NOTE F - STOCK DIVIDEND

In September, 1998, the Company's Board of Directors declared a 6.8 percent common stock dividend to shareholders of record as of September 21, 1998. This stock dividend resulted in the issuance of an additional 144,611 shares of the Company's common stock. Total shareholders' equity was unaffected from this stock dividend.


NOTE G - PENDING BUSINESS COMBINATIONS

On September 24, 1998, the company signed Letters of Intent to purchase two insurance agencies. Brown Insurance Agency located in Sylacauga, Alabama will be purchased with cash for $219,175 and accounted for by the purchase method of accounting. Wright-Sprayberry, Inc. also located in Sylacauga, Alabama will be purchased for $986,783 with 49,339 shares of Frontier National Corporation stock and accounted for by the pooling of interest method of accounting. All real estate will be purchased with cash at fair market values.

NOTE H - STOCK OPTIONS

On August 24, 1998, options to purchase 100,000 shares of common stock were granted at an option price of $10 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 1998 Form 10-Q.


FINANCIAL CONDITION

September 30, 1998 compared to December 31, 1997

Loans

     Loans comprised the largest single category of the Company's earning assets on September 30, 1998. Loans, net of unearned income and reserve for loan losses, were 63.02% of total assets at September 30, 1998 and 70.76% of total assets at December 31, 1997. Total net loans were $137,171,881 at September 30, 1998, representing a 43.62% increase from the December 31, 1997 total of $95,511,201. This increase is the result of the merger with Valley National Corporation on August 24, 1998.

Investment Securities and Other Earning Assets

     The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the company. Investment securities and federal funds sold increased $33,382,246 from December 31, 1997 to September 30, 1998. This increase was due primarily to the merger with Valley National Corporation and deposit growth. Investment securities and federal funds sold at September 30, 1998 were $59,547,274 compared with $26,165,028 at December 31, 1997, reflecting a 127% increase.

Asset Quality

     Between December 31,1997 and September 30,1998, the Company experienced an improvement in the quality of its assets as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) improved from 0.811 to 1.30. The ratio of nonperforming assets to total assets decreased from 0.0090 to 0.0054, the ratio of nonperforming loans to total loans decreased to 0.00856 from
 .01307. These ratios improved due to a decrease in past dues and nonaccruals. All three ratios are favorable as compared to industry averages, and management is aware of no factors that would suggest that they are prone to erosion in future periods.

Deposits

     Total deposits of $166,267,340 at September 30, 1998 increased $65,409,560 (64.85%) over total deposits of $100,857,780 at year-end 1997. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $8,152,291 or 52.30% from year-end 1997 to September 30, 1998, and interest-bearing deposits increased $57,257,269 (67.15%) from year-end 1997. Deposit growth consisted of $62,143,860 of deposits purchased during the merger with Valley National Corporation.

Long-term Debt

     At September 30, 1998 and December 31, 1997, the Company had notes payable totaling $24,292,000, and $19,042,000, respectively.

Maturities of long-term debt for the years ending December 31 are as follows:


            1998                    $ 5,750,000
            1999                      1,500,000
            2000                      1,100,000
            2001                        350,000
            2002                     10,000,000
            Thereafter                5,592,000
                                    -----------
            Total                   $24,292,000
                                    ===========

Shareholders' Equity

     Company shareholders' equity increased $9,093,160 from December 31, 1997 to September 30, 1998, due to the effect of the business combination of $8,644,581, net income of $941,358, the declaration of cash dividends of $789,129 and the increase of unrealized gains on securities available for sale totaling $296,350 net of deferred tax liability.

Liquidity Management

     Liquidity is defined as the ability of a company to convert assets into
cash or cash equivalents without significant loss.   Liquidity management
involves maintaining the Bank's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

     The primary function of asset and liability management is not only to assure adequate liquidity in order for the Bank to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Bank can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments on sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $60,989,000 or 44% of the total loan portfolio at September 30, 1998 and there are no investment securities maturing within one year. Other sources of liquidity include short-term investments such as federal funds sold.

     The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts.
At September 30, 1998, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $14,700,000. Each of the company's subsidiary banks is a member of the Federal Home Loan Bank of Atlanta. Membership provides the company with additional lines of credit for liquidity needs.

Capital Resources

     A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

     Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to $19,858,000 at September 30, 1998.
Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $21,385,000 at September 30, 1998.

     The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

Nine months ended September 30, 1998 and 1997

Summary

     Net earnings of the company for the nine months ended September 30, 1998 were $941,358 compared to $992,252 for the same period in 1997, representing a 5.13% decrease. This decrease was due principally to the increase of provision for loan losses and noninterest expenses in excess of net interest income and noninterest income. The increase in noninterest expense is a result of expenses incurred for the preparation of the merger that occurred on August 24, 1998 with Valley National Corporation. The $317,639 increase in the provision for loan losses is a result of a charge-off of loans and the replenishment of the loan loss reserve at Frontier Financial Services, Inc., a subsidiary of First National America's Bank. The decline in earnings is expected to be purely short-term as the company realizes efficiencies as a result of the merger with Valley National Corporation.

Net Interest Income

     Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 1998 increased $1,256,699 (15.32%) from the same period in 1997. This increase was due to higher average outstanding balances of earning assets. Interest expense for the nine months ended September 30, 1998 increased $867,728 or 25.54% over the corresponding period of 1997. As a result of these factors, net interest income increased $388,971 or 8.09% in the nine months ended September 30, 1998, compared to the same period of 1997.

Provision for Loan Losses

     The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $790,944 for the nine months ended September 30, 1998 compared to $473,305 for the same period of 1997. Charge-offs exceeded recoveries by $881,000 for the nine months ended September 30, 1998. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.10% at September 30, 1998 compared to 1.16% at year-end 1997.


Noninterest Income

     Noninterest income for the nine months ended September 30, 1998 was $1,398,556 compared to $929,192 for the same period of 1997. This 50.51% increase was primarily due to an increase in insurance commissions realized of $186,314 in the first nine months of 1998 as compared to the same period of 1997. Significant components of noninterest income are as follows: Service charges on deposits increased $107,205 (16.78%), insurance commissions increased $186,314, security gains of $60,172 were realized, as opposed to $6,333 of gains in the first nine months of 1997, and other operating income increased $122,006.

Noninterest Expenses

     Noninterest expenses for the nine months ended September 30, 1998 were $4,595,279 reflecting a 22.47% increase over the same period of 1997. The primary components of noninterest expenses are salaries and employee benefits, which increased to $2,543,876 for the nine months ended September 30, 1998, 32.14% higher than in the same period of 1997. Occupancy costs decreased $7,237 primarily because many depreciable assets became fully depreciated at the end of last year causing depreciation expense to decrease. The company has invested extensively this year in data processing equipment in preparation for the merger, the combination of each subsidiary's data processing functions and preparation for the year 2000. Because of this investment, occupancy costs are expected to increase going forward.

Income Taxes

     The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $265,417 for the nine months ended September 30, 1998 decreased $251,411 compared to the same period of 1997, due to the decrease in income before tax and an increase in nontaxable interest income. Taxes as a percent of earnings decreased from 34% to 22%. The effective tax rate of approximately 22% is less than the statutory rate principally because of the effect of tax-exempt interest income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Frontiers' primary risk is interest rate risk.

     The primary objective of Asset/Liability Management at Frontier is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years. Frontier's Asset/Liability Management policy requires cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) to stay within a +/-20%. At September 30, 1998, Frontier's cumulative gap is well within this range through a five-year time frame with the one-year cumulative gap at +4%, the two-year at +5% and the three-year at +3%.

     Frontier has not experienced a high level of volatility in net interest income primarily because of the relatively large base of core deposits that do not reprice on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and money market savings accounts. Balances for these accounts are reported based on historical repricing experienced at each bank. However, the rates paid are typically not directly related to market interest rates, since management has some discretion in adjusting these rates as market rates change.

     Frontier uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of Frontier's net interest income and stockholders' equity to both the level of interest rates and the slope of the yield curve.
Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income. Although net income is not materially impacted during simulation analysis under different rate scenarios, Frontier is slightly asset sensitive meaning that net interest income would increase with an increase in interest rates.

PART 2.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              3.1  -  Articles of Incorporation of Frontier
                      National Corporation*

              3.2  -  By-Laws of Frontier National Corporation*

              4.0  -  Form of Common Stock Certificate*

              11.0 -  Statement of Computation of Per Share Earnings

              27.0 -  Financial Data Schedule

         (b)  Reports on Form 8-K

              During the quarter ended September 30, 1998, Frontier National Corporation filed the following reports on Form 8-K:

              Current Report on Form 8-K filed with the Securities and Exchange Commission dated September 24, 1998, reporting under Item 5 (Other Events) the signing of Letters of Intent to acquire Wright-Sprayberry, Inc. and Brown Insurance Agency, Inc. and filing under
              Item 7(c) (Exhibits) a press release announcing a 6.8% stock dividend, a $.14 regular cash dividend and a $.05 special cash dividend to all shareholders of record as of September 21, 1998.



* Filed previously with S-4 Registration Statement No. 333-52465, dated May 12, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FRONTIER NATIONAL CORPORATION

                                  By:  /s/  STEVEN R. TOWNSON
                                       ------------------------------------
                                      Steven R. Townson
                                      President and Chief Operating Officer