Form 10-K
period 1998-12-31
FRONTIER NATIONAL CORP
filed 1999-04-15
CIK 1059420

================================================================================

                      SECURITIES AND EXCHANGE COMMISSIONS
                            WASHINGTON, D.C. 20549

                               _________________

                                   FORM 10-K
                               _________________

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998        Commission File No. 000-24853



                         FRONTIER NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


         Alabama                                             72-1355228
--------------------------                          ---------------------------
(State of Incorporation)                                  (I.R.S. Employer
                                                          Identification No.)

                               43 North Broadway
                           Sylacauga, Alabama 35150
                           -------------------------
                    (Address of principal executive offices)

                                (334) 644-5419
                                ---------------
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of each exchange
           Title of each class                          on which registered
           -------------------                          ----------------------
                  None                                          None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $.001 Par Value
                         -----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes    X     No ____
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

 As of March 26, 1999 the aggregate market value of voting stock held by non-
                          affiliates was $53,628,709.

 Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.


           Class                             Outstanding at March 15, 1999
------------------------------               -----------------------------
 Common Stock, $.001 Par Value                          2,315,683

Documents Incorporated by Reference           Part of 10-K in which incorporated
------------------------------------          ----------------------------------
Proxy Statement for 1999 annual meeting                   Part III

================================================================================

                                    PART I

ITEM 1 - BUSINESS

     Frontier National Corporation ("Frontier" or the "Company"), incorporated in Alabama, is a bank holding company that commenced operations in 1997 as Valley National Corporation. The Company is headquartered in Sylacauga, Alabama and engages in a variety of banking services. Its principal assets are the capital stock of Valley National Bank in Lanett, Alabama and First National-America's Bank in Sylacauga, Alabama (the "Subsidiary Banks"), both are wholly-owned subsidiaries of the Company and are national banking associations. At December 31, 1998, Frontier had total assets of $216 million and stockholders' equity of 22.4 million.

EMPLOYEES

     As of March 31, 1998, Frontier and its subsidiaries had approximately 128 full-time employees. The employees are not represented by a collective bargaining unit. Frontier believes its relationship with its employees to be good.

BANKING SERVICES

     Commercial banking is Frontier's predominant business, with special emphasis in retail banking, including the acceptance of checking and savings deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It also offers collections, notary public services, and other customary bank services to its customers. Frontier provides ancillary financial services through two wholly owned subsidiaries of First National-America's Bank. Frontier Financial Services, Inc., an Alabama corporation ("Frontier Financial"), formed in 1993, is a consumer finance company located in seven Alabama cities. The Frontier Agency, Inc. is an insurance agency that was recently formed and operates out of Sylacauga, Alabama.

BUSINESS COMBINATIONS

     On August 24, 1998, the Company merged with First National Sylacauga Corporation ("FNSC"). FNSC was a bank holding company which owned 100% of First National-America's Bank, a national bank with approximately $136 million in assets. The merger was effected as a reverse purchase acquisition of the Company by FNSC, whereby, the financial statements reflect the ongoing operations of FNSC combined with the accounts of the Company as of the merger date and thereafter. Operating results and balance sheet information prior to the merger reflect only the balances of FNSC. The merger increased FNSC's total assets by approximately $76 million and increased its liabilities and equity by approximately $67.4 million and $8.6 million, respectively.

     On November 23, 1998, the Frontier Agency Inc., a subsidiary of First National-America's Bank, purchased two insurance agencies. Brown Insurance Agency located in Sylacauga, Alabama was purchased with cash and accounted for by the purchase method of accounting. Wright-Sprayberry, Inc. also located in Sylacauga, Alabama was purchased with 49,337 shares of the Company's stock and accounted for by the pooling of interest method of accounting. The associated real estate was purchased with cash at fair market values.

COMPETITION

     All phases of Frontier's banking activities are highly competitive. Frontier competes actively with regional and community banks, as well as finance companies, credit unions and other financial institutions located in its service areas.

FORWARD-LOOKING STATEMENTS

     In this report and in documents incorporated herein by reference, the Company may make statements related to the future results of the Company that may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe, expect, anticipate, intend, estimate" and similar expressions. These statements may relate to, among other things, Year 2000 readiness and unforeseen or unanticipated costs associated with Year 2000 compliance, loan loss reserve adequacy, simulation of changes in interest rates and litigation results.
Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company's markets, equity and fixed income market fluctuations, personal and corporate customer's bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties, many of which are beyond the Company's control.


                          SUPERVISION AND REGULATION

     The following summary of the Bank Holding Company Act ("BHC Act") and of the other acts described herein is qualified in its entirety by express reference to each of the particular acts.

     Bank Holding Company Act of 1956. Frontier is a bank holding company within the meaning of the federal BHC Act, and is registered with the Board of Governors of the Federal Reserve System (the "Board"). Frontier is required to file with the Board annual reports and such additional information as the Board may require pursuant to the BHC Act. The Board may also make examinations of Frontier and its subsidiaries.

     The BHC Act requires every bank holding company to obtain the prior approval of the Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not majority owned by Frontier. The BHC Act prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company which is not a bank and from engaging in any business other than banking or furnishing services to or performing services for its subsidiaries. The 5% limitation is not applicable to ownership of shares in any company the activities of which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     In addition, and subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with regulations thereunder, require Board approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as Frontier. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), bank holding companies may acquire banks in states other than their home states without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and less than 30% of such deposits in that state (or such lesser or greater amount set by state law). The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. This provision, which became effective June 1, 1997, allowed each state, prior to the effective date, the opportunity to "opt out" of this provision, thereby prohibiting interstate branching within that state. Alabama did not adopt legislation to "opt out" of the interstate branching provisions.

     Valley National Bank and First National-America's Bank are "affiliates" of Frontier within the meaning of the Federal Reserve Act. This act places restrictions on a bank's loans or extensions of credit to, purchases of or investments in the securities of, and purchases of assets from an affiliate, a bank's loans or extensions of credit to third parties collateralized by the securities or obligations of an affiliate, the issuance of guarantees, acceptances, and letters of credit on behalf of an affiliate, and certain bank transactions with an affiliate, or with respect to which an affiliate acts as agent, participates, or has a financial interest. Furthermore, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Under Federal Reserve Board policy, Frontier is expected to act as a source of financial strength to its Subsidiary Banks and to commit resources to support its subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, Frontier may not be inclined to provide it. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Under FDICIA (see discussion below) a bank holding company may be required to guarantee the capital plan of an undercapitalized depository institution. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     National Banking Act; Federal Deposit Insurance Act. Both subsidiary banks are incorporated under the National Banking Act, as amended, and are subject to the applicable provisions of that law. As national banking associations, both are subject to the supervision of the Office of the Comptroller of the Currency ("OCC") and to regular examination by that agency. In addition, both are members of the FDIC and its deposits are insured by the FDIC. Therefore, both are subject to examination and regulation by the FDIC.

     A number of federal statutes as regulations limit the amount of dividends that can be paid by both subsidiary banks and Frontier. The amount of dividends that a subsidiary national bank may declare in one year, without approval of the OCC, is the sum of the bank's net profits for that year and its retained net profits for the preceding two years. Under the rules of the OCC, the calculation of net profits is more restrictive under certain circumstances. In addition, the declaration and payments of dividends by the subsidiary bank's Boards are subject to the rules and regulations of the FRB governing the amount of dividends which may be paid to shareholders, the manner in which dividends are paid, and the methods, if any, by which capital stock and surplus may be retired and reduced.

     The Subsidiary Banks also are subject to regulation respecting the maintenance of certain minimum capital levels (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Liquidity"), and will be required to file annual reports and such additional information as the National Banking Act and FDIC regulations require. They are also subject to certain restrictions on loan amounts, interest rates, "insider" loans to officers, directors and principal shareholders, tie-in arrangements, and transactions with affiliates, as well as many other matters. Strict compliance at all times with state and federal banking laws is required.

     In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. In addition, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market and also may not be able to "pass through" insurance coverage for certain employee benefit accounts. FDICIA also requires the holding company of any undercapitalized depository institution to guarantee, in part, certain aspects of such depository institution's capital plan for such plan to be acceptable. FDICIA contains numerous other provisions, including new accounting, audit and reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

     Under the Community Reinvestment Act ("CRA"), as implemented by Federal Reserve Board and OCC regulations, holding companies and national banks have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the Federal Reserve Board and the OCC, in connection with their examination of holding companies or banks, to assess the companies' record of meeting the credit needs of their communities and to take such record into account in its evaluation of certain applications by such institution. The FIRREA amended the CRA to require public disclosure of an institution's CRA rating and to require that the Federal Reserve Board and the OCC provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the then existing five-tiered numerical rating system. Frontier and its subsidiaries are subject to these regulations.

     Alabama law contains limitations on the interest rates that may be charged on various types of loans. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All national banks must become and remain insured banks under the FDIA. (See 12 U.S.C. (S) 1811, et seq.).

     The U.S. federal and state banking agencies have broad enforcement powers over bank holding companies and their subsidiaries, including, in the case of the federal agencies, the power to terminate deposit insurance, impose substantial fines and other civil penalties and, in the most severe cases, to appoint a conservator or receiver for a depository institution. Failure to maintain adequate capital or to comply with applicable laws, regulations and supervisory agreements could subject Frontier or its subsidiaries to these enforcement provisions.

EFFECT OF GOVERNMENTAL POLICIES

     Frontier and its subsidiaries are affected by the policies of regulatory authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; and changes in the reserve requirements of depository institutions. These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

     The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and earnings of Frontier or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

     Bills are pending before the United States Congress and the Alabama Legislature which could affect the business of Frontier, and there are indications that other similar bills may be introduced in the future. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of Frontier may be affected thereby.


             [The remainder of this page intentionally left blank]

ITEM 1 - STATISTICAL DISCLOSURE
                                                                           Page(s)
                                                                           -------
Loan Portfolio...........................................................     15
Selected Loan Maturity and Interest Rate Sensitivity.....................     15
Securities Portfolio and Securities Portfolio Maturity Schedule..........  16-17
Maturities of Large Time Deposits........................................     18
Maturities of Long-term Debt.............................................     19
Return on Equity and Assets..............................................     20
Capital Adequacy Ratios..................................................     21
Interest Rate Sensitivity Analysis.......................................     22
Consolidated Average Balances, Interest Income/Expense and Yields/Rates..     25
Rate/Volume Variance Analysis............................................     26
Summary of Loan Loss Experience..........................................     28
Allocation of Loan Loss Reserve..........................................     28
Nonperforming Assets.....................................................     29
Noninterest Income.......................................................     30
Noninterest Expense......................................................  30-31

ITEM 2 - PROPERTIES

     The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The principal executive offices of the Company are located at 45 N. Broadway, Sylacauga, Alabama. The Subsidiary Banks own or lease various offices and facilities in Alabama. Valley National Bank operates in three locations in Valley, Alabama and First National-America's Bank operates in two locations in Sylacauga, Alabama and has another branch in Childersburg, Alabama. Frontier owns four of these locations and leases the other two.


ITEM 3 - LEGAL PROCEEDINGS

     The nature of its business generates a certain amount of litigation against Frontier involving matters arising in the ordinary course of business. None of the legal proceedings currently pending or threatened to which Frontier and its subsidiaries are a party or to which any of their properties are subject will have, in the opinion of management, a material effect on the business or financial condition of Frontier or its subsidiaries.

     One such matter is an action filed on December 5, 1997, against Frontier, a subsidiary of First National America's-Bank, in the Circuit Court of Talladega County, Alabama, styled Betty Swain, individually, and on behalf of herself and
                        -------------------------------------------------------
all others situated vs. Frontier Financial Services, Inc., Case Number CV 97-
--------------------------------------------------------
539. The complaint alleges that Frontier violated the Alabama Mini-Code provisions relating to permissible finance charges. It states an alternative theory of unjust enrichment or conversion with regard to the alleged excessive finance charges. Finally, the Complaint contains a count seeking class certification.

     The Company's attorneys have moved to dismiss the allegations made in the Complaint. The Motion to Dismiss has not yet been ruled upon. In addition, the company acknowledged receipt of the complaint as notice under Alabama Code
Section 5-19-19(a)(1)(ii) (1975, as amended), and responded to said complaint as a request for refund for finance charges assessed in an amount in excess of the amounts authorized by the Alabama Mini-Code. The company researched the claims made in the above referenced lawsuit, and it appeared that a non-systemic error occurred with regard to Ms. Swain's account and that as a result, she was charged an excess finance charge of $4.78. This unintentional overcharge has been credited to Ms. Swain's account together with interest thereon at the contract rate. In an effort to address any other unintentional financing errors, the company reviewed all of their open accounts and determined a total overcharge of $204.94, which the company has already credited to customer accounts together with interest. The Company's attorneys have shared this information with opposing counsel and requested that opposing counsel dismiss this litigation as their client, the named plaintiff Ms. Swain, and their potential clients, the purported class, have no damages. As of March 31, 1999, opposing counsel has been unwilling to dismiss this lawsuit. It is too early to predict the potential liability, if any, in the case since it has only recently been filed. However, the Company will vigorously defend all claims against it in this action.

     The Company is currently defending an action filed on April 13, 1998, against First National-America's Bank in the Circuit Court of Talladega County, Alabama, styled Willie F. Datcher, Jr., Dorothy Jean Datcher, Nettie L. Datcher,
                ----------------------------------------------------------------
Marvin Datcher, Marcus Datcher, Willie E. Datcher, Elton Datcher, and Victor
----------------------------------------------------------------------------
Datcher vs. City Bank of Childersburg; First National Bank of Childersburg;
---------------------------------------------------------------------------
Jimmy Clark Taylor.  Case Number CV 98-160.  The complaint alleges that
------------------
beginning in May 1990, defendants, by and through their officers, agents and employees engaged in a series of fraudulent acts and misrepresentations designed to defraud the plaintiffs out of considerable monies. It also alleges that a bank employee created notes payable on the "Datcher accounts" and converted monies to his own use. It is too early to predict the potential liability, if any, in the case since it has only recently been filed. All internal investigations into this matter show no proof of the allegations. A request has been sent to City Bank of Childersburg's insurance company requesting coverage by the insurance that was in place prior to First National America's-Bank's acquiring City Bank of Childersburg in 1996.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1998.


             [The remainder of this page intentionally left blank]

                                    PART II

ITEM 5 - MARKET OF REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Class A Common Stock, $.001 par value per share (the "Common Stock") is traded on the Nasdaq Bulletin Board under the symbol "FIEC." Trading of the Common Stock commenced in October 1998. The Common Stock has traded at prices between $22 and $23.50 per share for the limited time it has been traded on the Nasdaq Bulletin Board.

     Prior to the fourth quarter of 1998, there was no established trading market for the Common Stock and the only purchases and sales of the Common Stock were in privately negotiated transactions. Therefore, no reliable information is available as to trades of the Common Stock, or as to the prices at which such Common Stock has traded. Management has reviewed the limited information available to the Company as to the ranges at which shares of the Common Stock has been sold. The following data regarding the Common Stock is provided for information purposes only, and should not be viewed as indicative of the actual or market value of the Common Stock.

                                                 High    Low    Dividend
                                                ------  ------  --------
1998:
  First Quarter..............................   $ 9.00  $ 9.00    $.0720
  Second Quarter.............................    10.80    9.00     .1873
  Third Quarter..............................    23.25   22.00     .1900
  Fourth Quarter.............................    23.50   22.00     .1900


1997:
  First Quarter..............................   $ 9.00  $ 9.00    $.0720
  Second Quarter.............................     9.00    9.00     .0720
  Third Quarter..............................     9.00    9.00     .0720
  Fourth Quarter.............................     9.00    9.00     .1440

     As of March 15, 1999, the Common Stock was held by approximately 195 shareholders of record. It is the Company's policy to pay dividends quarterly based on the performance of its subsidiaries. The Company paid annual dividends of $.36 per share in 1997 and $.64 per share in 1998. Please see chart above for quarterly dividend information. In addition, in September 1998, the Company issued a 6.8% stock dividend resulting in the issuance of 144,611 shares of Common Stock to existing security holders. The Company, through the Subsidiary Banks, is subject to certain restrictions on the payment of dividends. See "Note 19 - Restrictions on Subsidiary Dividends, Loans or Advances" in the "Notes to Consolidated Financial Statements."

RECENT SALES OF UNREGISTERED SECURITIES

     On August 24, 1998, the Company issued options to purchase 50,000 each of Common Stock to Steven R. Townson and Harry I. Brown, Jr. as compensation for their services to the Company. The options are immediately exercisable at a price of $10.00 per share. Mr. Brown exercised his option for

10,000 shares of Common Stock on December 31, 1998. The issuance of the options and option shares were exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     On November 23, 1998, the Company issued 49,337 shares of Common Stock to three individuals in connection with the merger of The Frontier Agency, Inc. with Wright-Sprayberry, Inc. The offer and sale of the Common Stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.



             [The remainder of this page intentionally left blank]

ITEM 6 - SELECTED FINANCIAL DATA

     The following table presents on a historical basis selected financial data and ratios for the Company.

                                                                               Years ended December 31,
                                                           -----------------------------------------------------------------
                                                               1998          1997         1996         1995         1994
                                                           ------------   ----------  -----------  -----------  ------------
                                                                     (Dollars in thousands except per share data)
EARNINGS SUMMARY:
 Interest income.........................................   $   13,883    $   11,085   $    8,785   $    6,180   $    5,309
 Less interest expense...................................        6,294         4,695        3,352        2,076        1,626
 Net interest income.....................................        7,589         6,390        5,433        4,104        3,683
 Provision for loan losses...............................        1,412           662          564          (98)         393
 Net interest income after provision for  loan losses....        6,177         5,728        4,869        4,202        3,290
 Noninterest income......................................        2,283         1,222          885          704          614
 Noninterest expense.....................................        7,066         5,036        4,297        3,315        2,958
 Income before income taxes..............................        1,394         1,914        1,457        1,591          946
 Applicable income taxes.................................          266           562          410          410          157
 Net income..............................................        1,128         1,352        1,047        1,181          789

PER COMMON SHARE DATA:
 Net income - basic......................................   $      .59    $      .96   $      .75   $      .84   $      .56
 Net income - diluted....................................          .59           .96          .75          .84          .56
 Cash dividends declared per common share................          .64           .36         . 36          .36          .31

SELECTED AVERAGE BALANCES:
 Total assets............................................   $  166,914    $  126,397   $  101,743   $   75,055   $   69,079
 Total loans.............................................      107,393        88,559       67,667       42,049       33,787
 Securities..............................................       36,190        23,100       25,789       24,186       26,893
 Earning assets..........................................      152,224       113,484       95,130       67,557       62,156
 Deposits................................................      127,754        97,092       82,597       62,399       57,937
 Shareholders' equity....................................       17,428        14,132       12,186       10,929       10,552
 Shares outstanding (thousands)..........................        1,908         1,403        1,404        1,407        1,425

SELECTED PERIOD-END BALANCES:
 Total assets............................................   $  216,195    $  134,966   $  121,547      $79,577      $71,783
 Total loans.............................................      136,202        96,631       82,874       48,457       36,890
 Securities..............................................       51,881        24,125       25,516       26,591       25,978
 Earning assets..........................................      195,277       123,276      108,437       75,248       63,486
 Deposits................................................      173,375       100,858       94,499       60,487       57,889
 Shareholders' equity....................................       22,488        14,068       13,119       12,666       11,152
 Shares outstanding (thousands)..........................        2,316         1,458        1,404        1,402        1,412

SELECTED RATIOS:
 Return on average equity................................         6.47%         9.57%        8.59%       10.81%        7.48%
 Return on average assets................................         0.68          1.07         1.03         1.57         1.14
 Net interest margin (not taxable equivalent)............         4.29          5.63         5.71         6.07         5.93
 Allowance for loan losses to loans......................         1.34          1.16         1.11         0.80         0.69
 Net charge-offs to average loans........................         1.09          0.53         0.58        (0.55)        1.15
 Average equity to average assets........................        10.44         11.18        11.98        14.56        15.28

---------------------------------------------------------------------------------------------------------------------------

                           MANAGEMENT'S STATEMENT ON
                    RESPONSIBILITY FOR FINANCIAL REPORTING

                         FRONTIER NATIONAL CORPORATION



     The management of Frontier National Corporation is responsible for the content and integrity of the consolidated financial statements and all other financial information included in this annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis to reflect, in all material respects, the substance of events and transactions that should be included, and that the other financial information in the annual report is consistent with those financial statements. The financial statements necessarily include amounts that are based on management's best estimates and judgements.

     Management maintains and depends upon Frontier National Corporation's accounting systems and related systems of internal controls. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company's financial record and to safeguard the Company's assets from material loss or misuse. The Company maintains an internal audit staff which monitors compliance with the Company's systems of internal controls and reports to management and to the audit committee of the board of directors.

     The audit committee of the board of directors, composed solely of outside directors, has responsibility for recommending to the board of directors the appointment of the independent auditors for Frontier National Corporation. The committee meets periodically with the internal auditors and the independent auditors to review the scope and findings of their respective audits. The internal auditors, independent auditors and management each have full and free access to meet privately as well as together with the committee to discuss internal controls, accounting, auditing, or other financial reporting matters.

     The consolidated financial statements of Frontier National Corporation have been audited by Schauer, Taylor, Cox & Vise, P.C., independent auditors, who were engaged to express an opinion as to the fairness of presentation of such financial statements.



Harry I. Brown, Jr.                           Steven R. Townson
Chairman and                                  President, Chief Financial Officer
Chief Executive Officer                       and Chief Operating Officer

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report.

SUMMARY

     Net income for 1998 was $1,127,816, a 16.6% decrease from 1997 net income. Net income for 1997 was $1,351,806, a 29.13% increase from the net income of $1,046,806 in 1996. Net income for 1996 was $1,047,000. Net income per common share for 1998 was 38.5% lower than in 1997.

     The decrease in net income from 1997 to 1998 is primarily attributable to increased interest expense and salaries and benefits expense coupled with the expense of the merger. The increase in net income from 1996 to 1997 is primarily due to an overall increase in total loans. The decrease in net income from 1995 to 1996 was attributable to the increase in provision for loan losses.

     The Company plans to continue its objectives of maintaining asset quality and providing superior service to its customers. Our strategic plan in the short run includes expanding Frontier Financial to new markets in Alabama as well as providing Internet banking to new and existing customers. The Company plans to provide the best value in deposit services and loan products to its customers.

EARNING ASSETS

     Average earning assets at year end 1998 was approximately $152,224,000, representing an increase of approximately $38,740,000 or 34.1% over year end 1997. The increase was a result of the business combination. Average earning assets in 1997 increased approximately $18,354,000 or 19.29% over 1996 primarily due to increase in loan volume.

     The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, in each of the last three years.

                                                                            December 31,
                                                          ------------------------------------------------
                                                               1998            1997             1996
                                                          --------------  ---------------  ---------------
                                                                           (In thousands)
Interest-bearing deposits with banks....................    $      1,139    $         480    $          47
Securities..............................................          51,881           24,125           25,516
Federal funds sold......................................           6,055            2,040              -0-
Loans:
   Real estate..........................................          85,131           59,348           44,409
   Commercial and other.................................          51,071           37,283           38,465
                                                                --------         --------         --------
       Total loans......................................         136,202           96,631           82,874
                                                                --------         --------         --------

Interest-earning assets.................................        $195,277         $123,276         $108,437
                                                                ========         ========         ========

LOAN PORTFOLIO

     The Company's average loans increased approximately $18,834,000 or 21.3% from year end 1997 to 1998. Average loans for 1997 were $88,559,000, an increase of 30.87% over $67,667,000 in average loans for 1996. The dramatic increase in loans was a direct result of the business combination of Frontier and FNSC.
Loan growth for 1998 was funded through a mixture of borrowed funds and customer deposits. Loan growth for 1997 was primarily funded through borrowed funds.
Real estate loans increased by $9,105,000 or 20.5% over 1996.

                                LOAN PORTFOLIO


                                                              December 31,
                  ----------------------------------------------------------------------------------------------------
                          1998                  1997               1996                1995                 1994
                  -------------------   -----------------   -----------------   -----------------   ------------------
                             Percent              Percent             Percent             Percent             Percent
                   Amount   of Total    Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                  --------  ---------   -------  --------   -------  --------   ------   --------   -------  ---------
                                                         (Dollars in Thousands)
Commercial,
financial and
agricultural....  $ 25,353     18.46%  $ 16,227     15.80% $ 15,531     17.83% $ 10,109     19.83%  $ 9,246     24.36%
Real estate -
construction....     2,385      1.74      5,807      5.65     3,589      4.12       973      1.91       794      2.10
Real estate -
mortgage........    82,746     60.23     53,541     52.13    43,410     49.85    24,154     47.38    17,355     45.73
Consumer........    26,432     19.22     27,024     26.32    24,486     28.11    15,701     30.81    10,360     27.28
Other...........       467       .35         97       .10        72       .09        37       .07       200       .53
                   -------    ------    -------    ------    ------    ------    ------    ------    ------    ------
                   137,383    100.00%   102,696    100.00%   87,088    100.00%   50,974    100.00%   37,955    100.00%
                              ======               ======              ======              ======              ======
Less: Unearned
income..........     1,181                6,065               4,196               2,517               1,065
Allowance for
loan losses.....     1,831                1,120                 924                 388                 448
                  --------             --------             -------             -------             -------
Net loans.......  $134,371             $ 95,511             $81,968             $48,069             $36,442
                  ========             ========             =======             =======             =======

  The following table sets forth maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio.


                            SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                                    Rate Structure for Loans
                                                       Maturity                                      Maturing Over One Year
                           ----------------------------------------------------------------------------------------------------
                                               Over One
                               One              Year              Over                           Predetermined      Floating or
                             Year or          Through             Five                             Interest         Adjustable
                               Less          Five Years          Years            Total              Rate              Rate
                            ----------      ------------       ----------       ----------       -------------      -----------
                                                                       (In thousands)
Commercial, financial
and agricultural..........     $18,802            $6,391             $160          $25,353              $6,551             $-0-
Real estate - construction       2,201               130               54            2,385                 184              -0-
                               -------            ------             ----          -------              ------             ----
 Total....................     $21,003            $6,521             $214          $27,738              $6,735             $-0-
                               =======            ======             ====          =======              ======             ====

SECURITIES PORTFOLIO

     The Company's securities portfolio increased by 115.1% or $27,755,854 from 1997 to 1998. The balance in the securities portfolio increased due primarily to the business combination. The 1997 securities portfolio decreased by $1,391,085 over 1996, a decrease of 5.45%.

     The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains one classification of securities: "Available-for-sale." The "Available-for-sale" securities are carried at fair market value. At year end 1998, unrealized net gains in the "Available-for-sale" portfolio amounted to $803,630. At year end 1997, unrealized gains in the "Available-for-sale" portfolio amounted to $476,937. At the end of 1996, the unrealized gains in the "Available-for-sale" portfolio amounted to $285,873.

     The Company has classified all securities as available-for-sale. The classification of certain securities as available-for-sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. Approximately $530,000 of unrealized gain was included in shareholders' equity related to the available-for-sale investment securities as of December 31, 1998.

     At year end 1998, obligations of the United States Government or its agencies and obligations of states and political subdivisions, including Fannie Mae, Freddie Mac, Ginnie Mae and Small Business Administration loans represented approximately 96.33% of the total securities portfolio.

The following table presents the carrying amounts of the Company's securities portfolio at December 31, in each of the last three years.

                             SECURITIES PORTFOLIO

                                                                   December 31,
                                                 -------------------------------------------------
                                                      1998             1997             1996
                                                 ---------------  ---------------  ---------------
                                                                  (In thousands)
AVAILABLE-FOR-SALE:
 U.S. government and agencies................       $  7,128          $  5,607         $  9,433
 States and political subdivisions...........         22,193            10,890            7,996
 Mortgage-backed securities..................         20,654             6,071            6,258
 Equity securities...........................          1,906             1,557            1,829
                                                    --------          --------         --------
  Total......................................       $ 51,881          $ 24,125         $ 25,516
                                                    ========          ========         ========

                      SECURITY PORTFOLIO MATURITY SCHEDULE

                                                                   Maturing
                                    -----------------------------------------------------------------------
                                        Within          After One But      After Five But          After
                                       One Year       Within Five Years   Within Ten Years       Ten Years
                                    ---------------   ------------------  -----------------   ---------------
                                     Amount  Yield     Amount    Yield    Amount    Yield     Amount   Yield
                                    -------  ------   ---------  -------  --------  -------   -------  ------
                                                            (Dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:
 (amortized cost)
 U.S. Government and agencies.....   $ 4,528    5.61%   $  1,018    6.49%   $ 1,497    7.48%  $    -0-   0.00%
 Mortgage-backed securities.......         0    0.00       2,329    5.85      2,656    6.31     15,562   5.74
 State and municipal..............     1,007   10.86       2,130    9.12      3,246    8.88     15,198   6.60
 Equity securities................         0    0.00         -0-    0.00        -0-    0.00      1,906   8.13
                                     -------            --------            -------           --------
                                     $ 5,535    6.57    $  5,477    7.25    $ 7,399    7.68   $ 32,666   7.04
                                     =======            ========            =======           ========

     There were no securities held by the Company of which the aggregate value on December 31, 1998 exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

DEPOSITS AND BORROWED FUNDS

     Generally, all categories of deposits increased in 1998 due to the business combination. The Company's average deposits rose approximately $30,662,000 or 31.6% from 1997 to 1998. Average deposits increased approximately $14,495,000 or 17.55% from 1996 to 1997. Average deposits increased approximately $20,198,000 or 32.37% from 1995 to 1996. Total deposits increased $72,517,434 or 71.9% from 1997 to 1998. From year end 1996 to year end 1997, total deposits increased $6,359,213 or 6.73%. The largest area of growth in 1998 was in interest-bearing deposits, which increased $61,311,000, or 71.9%. The increase can be attributed to the business combination that took place in 1998. The largest portion of growth during 1997 was in interest-bearing deposits that increased $5,720,000 or 7.19%. This is due to an increase in brokered deposits. From 1997 to 1998, interest-bearing transaction deposits increased approximately $17,315,000 or 123.5%, savings deposits increased approximately $8,508,000 or 48.37%, other time deposits of less than $100,000 increased approximately $21,891,000 or 49.18% and time deposits of $100,000 or more increased approximately $13,596,000 or 148.57%. From 1996 to 1997, interest-bearing transaction deposits decreased approximately $726,000 or 4.92%, savings deposits increased approximately $1,604,000 or 10.03%, other time deposits of less than $100,000 increased approximately $10,779,000 or 31.96% and time deposits of $100,000 or more decreased approximately $5,937,000 or 39.35%. From 1995 to 1996, interest-bearing transaction deposits increased $6,773,000 or 50.6%, savings deposits increased $4,076,000 or 47.14%, other time deposits of less than $100,000 increased $18,021,000 or 91.04%, and time deposits of $100,000 or more increased by $2,329,000 or 35.43%. This was due to the purchase of deposit from Citizens Bank of Talladega (successor-in-interest to Talladega Savings and Loan Association) and the acquisition of City Bank of Childersburg. From year end 1997 to year end 1998, total non-interest-bearing deposits increased $11,206,000 or 71.9%.

     The following table sets forth the Company's deposit structure at December 31, in each of the last three years.

                                                                                December 31,
                                                              -------------------------------------------------
                                                                    1998             1997             1996
                                                              ----------------  ---------------  --------------
                                                                               (In thousands)
Noninterest-bearing deposits
 Individuals, partnerships and corporations.................      $  25,648        $  15,505        $ 14,411
 U. S. Government and states and political subdivisions.....            203               65             131
 Certified and official checks..............................            942               17             406
                                                                  ---------        ---------        --------
  Total noninterest-bearing deposits........................         26,793           15,587          14,948

Interest-bearing deposits
 Interest-bearing demand accounts...........................         31,335           14,020          14,746
 Saving accounts............................................         26,099           17,590          15,986
 Certificates of deposit, less than $100,000................         66,401           44,510          33,731
 Certificates of deposit, more than $100,000................         22,747            9,151          15,088
                                                                  ---------        ---------        --------
  Total interest-bearing deposits...........................        146,582           85,271          79,551
                                                                  ---------        ---------        --------
  Total deposits............................................      $ 173,375        $ 100,858        $ 94,499
                                                                  =========        =========        ========


     The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

                                                                     Years Ended December 31,
                                       ------------------------------------------------------------------------------------
                                                   1998                         1997                        1996
                                       ----------------------------  ---------------------------  -------------------------
                                          Amount          Rate          Amount          Rate        Amount         Rate
                                       -------------  -------------  -------------  ------------  -----------  ------------
                                                                     (Dollars in thousands)
Noninterest-bearing deposits               $  19,081      0.00%          $ 15,555     0.00%        $ 14,827       0.00%
Savings deposits.....................         20,132      3.19             15,997     3.08           13,869       3.14
Time deposits........................         68,358      5.76             50,389     5.73           41,604       5.41
Interest-bearing demand deposits.....         20,183      2.37             15,151     2.45           12,297       2.35
                                           ---------                     --------                  --------
  Total deposits......................     $ 127,754      3.96%          $ 97,092     3.86%        $ 82,597       3.60%
                                           =========                     ========                  ========

  At December 31, 1998, time deposits greater than $100,000 aggregated approximately $22,747,000. The following table indicates, as of December 31, 1998, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                       MATURITIES OF LARGE TIME DEPOSITS
                                (In thousands)
                                --------------

     Three months or less.........................     $11,189
     Over three through six months................       2,101
     Over six through twelve months...............       5,536
     Over twelve months...........................       3,921
                                                       -------
       Total......................................     $22,747
                                                       =======

     Borrowed funds consist primarily of long-term debt. The Subsidiary Banks had $14,000,000 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks. At December 31, 1998, the Subsidiary Banks had no funds advanced against these lines. The Subsidiary Banks were approved to borrow up to $40,000,000 under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in loan and investment portfolios. The unused portion of these available funds amounted to $21,458,000 at year end 1998. Long-term debt consisted of various commitments with scheduled maturities from one to sixteen years.

     The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 1998.

                         MATURITIES OF LONG-TERM DEBT
                                (In thousands)
                                --------------

                               1999    2000    2001    2002    2003
                               ----    ----    ----    ----    ----
Interest in indebtedness..     $  975  $  931  $  878  $  802  $  491
Repayment of principal....      1,506   1,106     353   5,000   2,500
                               ------  ------  ------  ------  ------
                               $2,481  $2,037  $1,231  $5,802  $2,991
                               ======  ======  ======  ======  ======

CAPITAL RESOURCES

     Shareholders' equity increased $8,420,420 or 59.86% to $22,488,238 as of December 31, 1998. The increase in shareholders' equity was attributable to the following reasons; issuance of stock due to the Wright-Sprayberry business combination, exercised options, merger of FSNC with the Company, retirement and issuance of treasury stock, and net income minus dividend issues. Shareholders' equity increased $949,216 or 7.23% to $14,067,818 as of December 31, 1997,
compared with $13,118,602 at the end of 1996, and $12,665,905 at year end 1995.

     During 1998, the Company retired 247,065 shares of treasury stock and purchased 16,000 shares of treasury stock.

     A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The objective of management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of return on average assets, return on average common equity and average equity to average assets.

The table below summarizes these and other key ratios for the Company for each of the last three years.


                          RETURN ON EQUITY AND ASSETS

                                                      1998     1997    1996
                                                      ----     ----    ----
Return on average assets........................        .68%   1.07%   1.03%
Return on average common equity.................       6.47    9.57    8.59
Dividend payout ratio...........................     108.87   37.38   48.28
Average common shareholders' equity to average
 assets ratio...................................      10.44   11.18   11.98

In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments. The Federal Reserve Board has adopted capital guidelines governing the activities of bank holding companies. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk.

     The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common shareholders' equity less goodwill and Tier II capital which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990, regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.


             [The remainder of this page intentionally left blank]

     The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 1998 and 1997:

                                             CAPITAL ADEQUACY RATIOS

                                                             Statutory                    Years ended December 31,
                                                                                   ---------------------------------------
                                                              Minimum                   1998                    1997
                                                            ----------             ----------------         --------------
                                                                                    (Dollars in thousands)
Tier I Capital...........................................                           $     20,331           $       12,219
Tier II Capital..........................................                                  1,814                    1,120
                                                                                        --------                 --------
Total Qualifying Capital.................................                           $     22,145           $       13,339
                                                                                        ========                 ========
Risk Adjusted Total Assets (including
off-balance-sheet exposures).............................                           $    145,123           $       96,069
                                                                                        ========                 ========
Adjusted quarterly average assets........................                           $    219,444           $      132,231
                                                                                        ========
Tier I Risk-Based Capital Ratio..........................       4.0%                      14.01%                   12.72%
Total Risk-Basked Capital Ratio..........................       8.0                       15.26                    13.88
Leverage Ratio...........................................       4.0                        9.26                     9.24

On December 31, 1998, the Company and its Subsidiary Banks exceeded the regulatory minimums and qualified as well capitalized institutions under the regulations.

LIQUIDITY MANAGEMENT

     Liquidity is the ability of a company to convert assets into cash without significant loss and to raise funds by increasing liabilities. Liquidity management involves having the ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.

     The primary function of asset/liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can profitably deploy its assets. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

     The asset portion of the balance sheet provides liquidity primarily through loan repayments and maturities of securities. Additional sources of liquidity are the investments in federal funds sold and prepayments from the mortgage-backed securities from the securities portfolio.

     The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts. At year end, the Company had $14,000,000 of federal funds available and a $40,000,000 line of credit from The Federal Home Loan Bank of which approximately $21,458,000 was available and unused.

INTEREST RATE SENSITIVITY MANAGEMENT

     Interest rate sensitivity is a function of the repricing characteristics of the Subsidiary Banks' portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Subsidiary Banks' current portfolio that are subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis.

The following table shows interest sensitivity gaps for different intervals as of December 31, 1998.


                       Interest Rate Sensitivity Analysis


                                                              0-30      31-90     90-365       1-5      Over 5
                                                              Days      Days       Days       Years     Years     Total
                                                             ------    -------    -------    --------  --------  --------
Interest-earning assets /(1)/
  Loans                                                   $   33,679  $ 16,250   $ 21,354  $  39,673 $  24,731  $ 135,687
  Securities available-for-sale.......................           889     1,416     11,487     14,800    23,289     51,881
  Time deposits in other banks........................         1,140                                                1,140
  Federal funds sold..................................         6,055                                                6,055
                                                             -------   -------   --------    -------   -------   --------
                                                              41,763    17,666     32,841     54,473    48,020    194,763
                                                             -------   -------   --------    -------   -------   --------
Interest-bearing liabilities /(2)/
  Demand deposits /(3)/...............................        10,445    10,445     10,445                          31,335
  Savings deposits /(3)/..............................         8,700     8,700      8,699                          26,099
  Time deposits.......................................         8,825    21,127     39,625     17,213     2,358     89,148
  Other short-term borrowings /(3)/...................           470       470        471                           1,411
  Long-term debt......................................                                        14,053     3,092     17,145
                                                             -------   -------   --------    -------   -------   --------
                                                              28,440    40,742     59,240     31,266     5,450    165,138
                                                             -------  --------   --------    -------   -------   --------

 Interest sensitivity gap.............................        13,323   (23,076)   (26,399)    23,207    42,570

 Cumulative interest sensitivity gap..................        13,323    (9,573)   (36,152)    12,945    29,625

Ratio of interest-earning assets to
  Interest-bearing liabilities........................          1.47       .43        .55       1.74      8.81

Cumulative ratio......................................          1.47       .86        .72        .92      1.18

Ratio of cumulative gap to total
  Interest-earning assets.............................           .07      (.05)      (.19)       .06       .15

(1)  Excludes nonaccrual loans and securities
(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3) Demand and savings deposits and other short-term borrowings are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

          The above table indicates that in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of earning assets over interest-bearing liability of approximately $13.3 million. For the first 365 days, interest-bearing liabilities exceed earning assets by $36.1 million. During this one-year time frame, 78% of all interest-bearing liabilities will reprice compared to 47.5% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread and the liability remain the same, thus impacting net interest income. Due to management's continued emphasis on profitability, many of the higher-yielding securities presented in the table above have call features, which may result in such securities having a shorter effective life. This in turn may reduce the interest rate sensitivity gap presented above. It should be noted, therefore, that a matched interest-sensitive position by itself would not ensure maximum net interest income.

          Management continually evaluates the condition of the economy, the pattern of market interest rates, and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.

RESULTS OF OPERATIONS

NET INTEREST INCOME

          Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

          Net interest income increased $1,430,000 or 21.63% to $8,040,000 from 1997 to 1998. Net interest income for 1997 increased $983,000 or 17.47% over 1996, $1,286,000 or 29.62% in 1996 over 1995. The increase in the net interest income from 1997 to 1998 and 1996 to 1997 is primarily due to increase in total loans and the business combination.

          Interest income was $14,334,000 in 1998, which represented an increase of $3,029,000 or 26.8% over 1997. Interest income increased $2,326,000 or 25.90%
in 1997 from 1996. In 1998, loan interest income increased $1,927,000 (20.3%) to $11,413,050 from $9,486,000 in 1997. Interest income produced by the loan portfolio increased $2,517,000 or 36.12% in 1997 from 1996. Interest income on investment securities increased $713,000 or 41.62% from 1998 to 1997, and decreased $207,000 or 10.78% from 1996 to 1997. The decrease in investment income from 1996 to 1997 is due to a decrease in average investment securities.

          Total interest expense increased by $1,343,000 or 40.07% in 1997 from 1996. The interest expense increase from 1996 to 1997 is primarily due to increase in borrowed funds and brokered CD's. Total interest expense reported at year end 1998 was $6,294,000, an increase of $1,599,000 or 34.1% over 1997. The increase from 1997 to 1998 is a result of the business combination that took place in 1998.

          The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin decreased 45 basis points in 1998 from 5.82% at year end 1997 to 5.28% at year end 1998. The net interest margin decreased 10 basis points in 1997 to 5.82%. The net cost of funds, defined as interest expense divided by average-earning assets, remained level at 4.14% at year end 1998. The net cost of funds increased 62 basis points from

3.52% in 1996 to 4.14% in 1997. The yield on earning assets declined 54 basis points to 9.42% at year end 1998. The yield on earning assets increased 52 basis points to 9.96% in 1997 from 9.44% in 1996.

          The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interests rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. Due to the effects of the business combination coupled with lower interest rates in 1998, the interest rate spread decreased 51 basis points to 4.56% from 1997 to 1998. As a result of higher market interest rates during 1997, the interest rate spread increased 17 basis points from 1996 to 1997. Lower market interest rates during 1996 resulted in an interest rate spread decrease of 39 basis points on a tax equivalent basis from 1995.

          The tables that follow show, for the periods indicated, the daily average balances outstanding for the major categories of interest-bearing assets and interest-bearing liabilities, and the average interest rate earned or paid thereon. Such yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Also shown are the changes in income attributable to changes in volume and changes in rate.



             [The remainder of this page intentionally left blank]

    CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES
                           Taxable Equivalent Basis

                                                                              Years Ended December 31,
                                           ---------------------------------------------------------------------------------------
                                                        1998                           1997                          1996
                                           -----------------------------  ----------------------------  ---------------------------
                                            Average    Income/   Yield/    Average    Income/  Yield/    Average    Income/  Yield/
                                            Balance    Expense    Rate     Balance    Expense   Rate     Balance    Expense   Rate
                                           ---------   --------  ------   ---------   -------  ------   ---------   -------  ------
                                                                            (Dollars in thousands)
ASSETS
  Earning assets:
 Loans, net of unearned
  income (1).............................  $ 107,393   $ 11,413   10.63%  $  88,559   $ 9,486   10.71%  $  67,667   $ 6,969   10.30%

SECURITIES:
 Taxable.................................     22,648      1,285    5.67      15,513     1,023    6.59      17,609     1,164    6.61
 Tax exempt..............................     13,542      1,141    8.43       7,587       690    9.09       8,180       756    9.24
                                           ---------   --------           ---------   -------           ---------   -------
  Total securities.......................
                                              36,190      2,426    6.70      23,100     1,713    7.42      25,789     1,920    7.45
 Time deposits in
  other banks............................        636         27    4.25         208        11    5.29         167         8    4.79
 Federal funds sold......................      8,005        468    5.85       1,617        95    5.88       1,507        82    5.44
                                           ---------   --------           ---------   -------           ---------   -------
  Total interest- earning
    assets (2)...........................    152,224     14,334    9.42     113,484    11,305    9.96      95,130     8,979    9.44
                                           ---------                      ---------                     ---------

  Noninterest-earning assets:
 Cash and due from banks.................      5,566                          4,792                         4,718
 Accrued interest and
  other assets...........................     10,263                          9,209                         2,606
 Allowance for loan losses...............     (1,139)                        (1,088)                         (711)
                                           ---------                      ---------                     ---------
  Total assets...........................  $ 166,914                      $ 126,397                     $ 101,743
                                           =========                      =========                     =========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
 Interest-bearing liabilities:
  Demand deposits........................   $ 20,183   $    479    2.37   $  15,151   $   371    2.45   $  12,297   $   289    2.35
  Savings deposits.......................     20,132        643    3.19      15,997       493    3.08      13,869       435    3.14
  Time deposits..........................     68,358      3,940    5.76      50,389     2,887    5.73      41,604     2,251    5.41
                                            --------   --------           ---------   -------           ---------   -------
                                             108,673      5,062    4.66      81,537     3,751    4.60      67,770     2,975    4.39
  Other short-term
    borrowings...........................        188         15    7.98         -0-       -0-     -0-         -0-       -0-     -0-
  Long-term debt.........................     20,674      1,217    5.89      14,473       944    6.52       6,076       377    6.20
                                            --------   --------           ---------   -------           ---------   -------
 Total interest-bearing
  Liabilities............................    129,535      6,294    4.86      96,010     4,695    4.89      73,846     3,352    4.54
                                                       --------  ------               -------  ------               -------  ------
Net interest income/net
 interest spread.........................                 8,040    4.56%                6,610    5.07%                5,627    4.90%
                                                                 ======                        ======                        ======

 Demand deposits.........................     19,081                         15,555                        14,827
 Accrued interest and
  other liabilities......................        870                            700                           884
 Shareholders' equity....................     17,428                         14,132                        12,186
                                            --------                      ---------                     ---------
 Total liabilities and
   shareholders' equity..................   $166,914                      $ 126,397                     $ 101,743
                                            ========                      =========                     =========

Net yield on earning assets..............                          5.28%                         5.82%                         5.04%
                                                                 ======                        ======                        ======
Taxable equivalent adjustment:
 Loans...................................                    61                            53                            16
 Securities..............................                   390                           167                           178
                                                       --------                       -------                       -------
  Total taxable equivalent
    adjustment...........................                   451                           220                           194
                                                       --------                       -------                       -------

Net interest income......................              $  7,589                       $ 6,390                       $ 5,433
                                                       ========                       =======                       =======

_________________
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.

(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

                         RATE/VOLUME VARIANCE ANALYSIS
                            TAXABLE EQUIVALENT BASIS

                                                                         Average Volume                    Change in Volume
                                                           --------------------------------------       -------------------------
                                                              1998           1997          1996         1998-1997      1997-1996
                                                           ---------      ---------      --------       ----------     ----------
                                                                                                         (Dollars in thousands)
EARNING ASSETS:
 Loans, net of unearned income (1)...................      $ 107,393      $  88,559      $ 67,667       $   18,834     $   20,892
Securities:
 Taxable.............................................         22,648         15,513        17,609            7,135         (2,096)
 Tax exempt..........................................         13,542          7,587         8,180            5,955           (593)
                                                           ---------      ---------       -------       ----------     ----------
  Total Securities...................................         36,190         23,100        25,789           13,090         (2,689)
Interest-bearing deposits with other banks...........            636            208           167              428             41
Federal funds sold...................................          8,005          1,617         1,507            6,388            110
                                                           ---------      ---------       -------       ----------     ----------

  Total earning assets...............................        152,224        113,484        95,130           38,740         18,354
                                                           ---------      ---------       -------       ----------     ----------

INTEREST-BEARING LIABILITIES:
Deposits:
 Demand..............................................         20,183         15,151        12,297            5,032          2,854
 Savings.............................................         20,132         15,997        13,869            4,135          2,128
 Time................................................         68,358         50,389        41,604           17,969          8,785
                                                           ---------      ---------       -------       ----------     ----------
  Total deposits.....................................        108,673         81,537        67,770           27,136         13,767
Other short-term borrowings..........................            188            -0-           -0-              188              0
Long-term borrowings.................................         20,674         14,473         6,076            6,201          8,397
                                                           ---------      ---------       -------       ----------     ----------

  Total interest-bearing liabilities.................      $ 129,535      $  96,010       $73,846       $   33,525     $   22,164
                                                           =========      =========       =======       ==========     ==========

Net interest income/net interest spread..............

Net yield on earning assets..........................

Net cost of funds....................................

                                                                        Average Rate
                                                           --------------------------------------
                                                             1998           1997           1996
                                                           ---------      ---------       -------
EARNING ASSETS:
 Loans, net of unearned income (1)...................          10.63%         10.71%        10.30%
Securities:
 Taxable.............................................           5.67           6.59          6.61
 Tax exempt..........................................           8.43           9.09          9.24

  Total investment securities........................           8.70           7.42          7.45
Interest-bearing deposits with other banks...........           4.25           5.23          4.79
Federal funds sold...................................           5.85           5.38          5.44


  Total earning assets...............................           9.42           9.96          9.44


INTEREST-BEARING LIABILITIES:
Deposits:
 Demand..............................................           2.37           2.45          2.35
 Savings.............................................           3.19           3.08          3.14
 Time................................................           3.76           5.73          5.41

  Total deposits.....................................           4.66           4.60          4.39
Other short-term borrowings..........................           7.98           0.00          0.00
Long-term borrowings.................................           5.89           6.52          6.20


  Total interest-bearing liabilities.................           4.86           4.39          4.54


Net interest income/net interest spread..............           4.56           5.07          4.90

Net yield on earning assets..........................           5.23           5.82          5.92

Net cost of funds....................................           4.14           4.14          3.52

                                                           Interest Income/Expense                  Variance
                                                       -------------------------------      --------------------------
                                                         1998        1997       1996          1998-1997    1997-1996
                                                       --------     -------    -------      ------------ -------------
                                                                                               (Dollars in thousands)
EARNING ASSETS:
 Loans, net of unearned income (1)................     $ 11,413     $ 9,486    $ 6,969      $      1,927 $     2,517
Securities:
 Taxable..........................................        1,285       1,023      1,164               262        (141)
 Tax exempt.......................................        1,141         690        756               451         (66)
                                                       --------     -------    -------      ------------ -----------
  Total investment securities.....................        2,426       1,713      1,920               713        (207)
Interest-bearing deposits with other
 banks............................................           27          11          8                16           3
Federal funds sold................................          468          95         82               373          13
                                                       --------     -------    -------      ------------ -----------

  Total earning assets............................     $ 14,334     $11,305    $ 8,979      $      3,029 $     2,326
                                                       ========     =======    =======      ============ ===========

INTEREST-BEARING LIABILITIES:
Deposits:
 Demand...........................................     $    479     $   371    $   289      $        108 $        82
 Savings..........................................          643         493        435               150          58
                                                          3,940       2,887      2,251             1,053         636
                                                       --------     -------    -------      ------------ -----------
  Total deposits..................................        5,062       3,751      2,975             1,311         776

Other short-term borrowings.......................           15         -0-        -0-                15         -0-
Long-term borrowings..............................        1,217         944        377               273         567
                                                       --------     -------    -------      ------------ -----------

  Total interest-bearing liabilities..............        6,294       4,695      3,352             1,599       1,343


Net interest income/net interest
 spread...........................................        8,040       6,610      5,627

                                                                  Variance Attributed to (1)
                                                         -----------------------------------------
                                                                 1998                 1997
                                                         -------------------   -------------------
                                                          Volume      Rate      Volume      Rate
                                                         --------   --------   --------   --------
EARNING ASSETS:
 Loans, net of unearned income (1)................       $  1,999   $    (72)  $  2,230   $    287
Securities:
 Taxable..........................................            420       (158)      (138)        (3)
 Tax exempt.......................................            504        (53)       (54)       (12)
                                                         --------   --------   --------   --------
  Total Securities................................            924       (211)      (192)       (15)
Interest-bearing deposits with other
 banks............................................              2         14          2          1
Federal funds sold................................            373        -0-          6          7
                                                         --------   --------   --------   --------

  Total earning assets............................       $  3,298   $   (269)  $  2,046   $    280
                                                         ========   ========   ========   ========

INTEREST-BEARING LIABILITIES:
Deposits:
 Demand...........................................       $    120   $    (12)  $     69   $     13
 Savings..........................................            132         18         66         (8)
                                                            1,038         15        497        139
                                                         --------   --------   --------   --------
  Total deposits..................................          1,290         21        632        144

Other short-term borrowings.......................            -0-         15          0          0
Long-term borrowings..............................            372        (99)       547         20
                                                         --------   --------   --------   --------

  Total interest-bearing liabilities..............          1,662        (63)     1,179        164

Net interest income/net interest
 spread...........................................

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ALLOWANCE FOR LOAN LOSSES

     Lending officers are responsible for the ongoing review and administration of each loan. They make the initial identification of loans which present some difficulty in collection or where there is an indication that the probability of loss exists. Lending officers are responsible for the collection effort on a delinquent loan. Senior management is informed of the status of delinquent and problem loans on a monthly basis.

     Senior management makes recommendations monthly to the board of directors as to charge-offs. Senior management reviews the allowance for possible loan losses on a monthly basis. The Company's policy is to discontinue interest accrual when payment of principal and interest is 90 days or more in arrears.

     The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.

     While it is the Company's policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     Management believes that the $1,831,241 for December 31, 1998 and $1,120,012 for December 31, 1997 in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.


             [The remainder of this page intentionally left blank]

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 1998.

                        SUMMARY OF LOAN LOSS EXPERIENCE


                                                     1998       1997      1996     1995      1994
                                                   --------   -------   -------   -------   -------
                                                                (Dollars in thousands)
Allowance for loan losses at beginning of year...  $  1,120   $   924   $   387   $   253   $   292
Loans charged off:
 Commercial, financial and agricultural..........         5       223        53         4       532
 Real Estate - mortgage..........................        46       -0-       157         2       -0-
 Consumer........................................     1,454       542       298       175        74
                                                   --------   -------   -------   -------   -------
  Total loans charged off........................     1,505       765       508       181       606
                                                   ========   =======   =======   =======   =======

Recoveries on loans previously charged off:
 Commercial, financial and agricultural..........         8        30        34       315       157
 Real Estate - mortgage..........................        27         2         6         6       -0-
 Consumer........................................       305       267        78        93        55
                                                   --------   -------   -------   -------   -------
  Total recoveries...............................       340       299       118       414       212
                                                   ========   =======   =======   =======   =======

Net loans charged off............................     1,165       466       390      (233)      394

Additions due to acquisition.....................       464       -0-       363       -0-       -0-

Provision for loan losses........................     1,412       662       564       (99)      355
                                                   --------   -------   -------   -------   -------
Allowance for loan losses at end of period.......  $  1,831   $ 1,120   $   924   $   387   $   253
                                                   ========   =======   =======   =======   =======

Loans, net of unearned income, at end of period..  $136,202   $96,631   $82,892   $48,457   $36,890

Average loans, net of unearned income,
 outstanding for the period......................   107,393    88,559    67,667    42,674    34,354

Ratio of net charge-offs to net average loans....      1.09%      .53%      .58%     (.55)%    1.15%

     In evaluating the allowance, management also considers the historical loan loss experience of the Subsidiary Banks, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. The Subsidiary Banks allocate their allowance for loan losses to specific loan categories based on an average of the previous five years net losses for each loan type.

     Management allocated the allowance for loan losses to specific loan classes as follows:

                                                             December 31,
                     --------------------------------------------------------------------------------------------
                            1998              1997               1996               1995               1994
                     ----------------   -----------------  ----------------   ----------------   ----------------
                              Percent            Percent            Percent            Percent            Percent
                     Amount  of Total   Amount  of Total   Amount  of Total   Amount  of Total   Amount  of Total
                     ------  --------   ------  --------   ------  --------   ------  --------   ------  --------
                                                        (Dollars in Thousands)
DOMESTIC LOANS
Commercial,
  financial and
  agricultural....   $   15       1%    $  325     29%     $  83         9%   $   8         2%   $ 223        88%
Real estate -
  mortgage........       55       3         11      1        231        25        4         1      -0-       -0-
Consumer..........    1,771      96        784     70        610        66      375        97       30        12
                     ------  ------     ------  -----      -----   -------    ------  -------   ------  --------
                     $1,831     100%    $1,120    100%     $ 924       100%   $ 387       100%   $ 253       100%
                     ------  ------     ------  -----      -----   -------    ------  -------   ------  --------

NONPERFORMING ASSETS

     Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. The Company's policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual is accounted for on a cash basis.

     The Company had nonperforming assets at December 31, 1998 of approximately $1,145,000 and $1,748,000 as of December 31, 1997.

     The following table presents information concerning outstanding balances of nonperforming assets at December 31, 1998 and 1997.

                             NONPERFORMING ASSETS

                                                                    December 31,
                                                           -----------------------------
                                                               1998            1997
                                                           ---------------  ------------
                                                               (Dollars in thousands)
Nonaccruing loans.....................................     $  515           $  850
Loans past due 90 days or more........................        354              748
Restructured loans....................................        -0-              -0-
                                                           ------           ------
       Total nonperforming loans......................        869            1,598
Nonaccruing securities................................        -0-              -0-
Other real estate.....................................        276              150
                                                           ------           ------

       Total..........................................     $1,145           $1,748
                                                           ======           ======

RATIOS:
   Loan loss allowance to total nonperforming assets..      1.600            0.641
                                                           ======           ======

   Total nonperforming loans to total loans
       (net of unearned interest).....................      0.008            0.018
                                                           ======           ======

   Total nonperforming assets to total assets.........      0.005            0.012
                                                           ======           ======

     It is the general policy of the Subsidiary Banks to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than ninety days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

     There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.

NONINTEREST INCOME

     Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income increased by $1,062,435 or 87.06% for the year ended December 31, 1998 as compared to 1997. Total noninterest income increased $337,159 or 38.13% in 1997 compared to 1996.

     A $222,000 or 23.36% increase in fee income from service charges on deposit accounts was noted from 1997 to 1998. Fee income from service charges on deposit accounts increased $215,000 or 29.24% in 1997. Increased insufficient fund fees associated with totally free checking accounts resulted in an increase in service charge income in 1996 and 1997. Nonrecurring items of noninterest income include sales of investment portfolio securities. Included in other noninterest income are gains on sales of securities of $60,000, $8,000 and $25,000 in 1998, 1997, and 1996. In 1998, the Company had $173,000 of income from earnings in cash surrender value of various life insurance policies compared to $169,000 for 1997. The earnings for 1996 were $41,000.

     The table below sets forth the Company's noninterest income for the periods indicated.

                                                        December 31,                          Percent Change
                                         ------------------------------------------  ---------------------------------
                                              1998           1997          1996         1998/1997         1997/1996
                                         --------------  -------------  -----------  ----------------  ---------------
                                                  (Dollars in thousands)
Service charges on deposits............  $     1,172     $      950     $    735            23.37%           29.52%
Insurance commissions..................          574             63           44           811.11            43.18
Securities gains (losses)..............           60              8           25           650.11           (68.00)
Earnings on cash surrender value
 life insurance........................          173            167           41             3.59           307.32

Proceeds from life insurance...........           83            -0-          -0-             0.00             0.00
Other..................................          222             33           39           572.73           (15.38)
                                         -----------     ----------     --------           ------           ------
                                         $     2,284     $     1221     $    884            87.06%           38.12%
                                         ===========     ==========     ========           ======           ======

NONINTEREST EXPENSES

     From 1997 to 1998, noninterest expense increased $2,030,000 or 40.3%. Noninterest expense for 1997 increased $739,000 or 17.2% from 1996 increased $982,000 or 29.62% in 1996 from 1995. For 1998, salaries and benefits expense was $3,755,000, an increase of $1,133,000 or 43.20% over 1997. This increase can be attributed to the merger of the Company and FNSC during the third quarter of 1998. Salaries and employee benefits in 1997 increased $460,000 or 21.28% from 1996 to a total of $2,623,000 at year end 1997. Salaries and employee benefits in 1996 increased $315,000 or 21.69% from 1995. The increase in 1997 and 1996 was due to the acquisition of City Bank of Childersburg which brought an additional 22 employees to FNSC.

     Occupancy expense rose $124,000 or 13.42% from 1997 to 1998. The 1998 occupancy expense increase was a result of the additional property and equipment added as a result of the merger. Occupancy expense increased by $44,000 or 19.47% in 1997 following an increase of $54,000 or 31.40% in 1996. Occupancy expense was higher in 1997 due to the addition of fixed assets through the acquisition of City Bank of Childersburg.

     Other noninterest expenses increased at comparable rates and also realized increases due to the business combinations in 1996 and 1998.

     The table below sets forth the Company's noninterest expenses for the periods indicated.

                                                     Years ended December 31,                 Percent Change
                                             ----------------------------------------  -------------------------------
                                                1998         1997           1996         1998/1997        1997/1996
                                             ----------  -------------  -------------  --------------  ---------------
                                                      (Amounts in thousands)
Salaries and employee benefits.............     $3,755        $2,622         $2,162          43.2%           21.2%
Furniture and equipment expense............        721           655            553          10.1            18.4
Occupancy expense..........................        327           270            226          21.1            19.5
Professional fees..........................        267           118            219         126.3           (46.1)
Supplies...................................        206           191            154           7.9            24.0
Advertising................................        189           146            182          29.4           (19.8)
Director and committee fees................        169            59             66         186.4           (10.6)
Postage....................................        148           113             94          30.9            20.2
Regulatory fees and assessments............        102            54             45         118.5            20.0
Insurance..................................         87            67             62          29.8             8.1
Other......................................      1,095           741            534          47.8            38.8
                                                ------        ------         ------
 Total.....................................     $7,066        $5,036         $4,297          40.3%           17.2%
                                                ======        ======         ======

INCOME TAXES

     Income tax expense decreased $296,199, or 53 %, to $265,859 for the year ended December 31, 1998. The effective tax rate as a percentage of pretax income was 19.1 percent in 1998, 29.4 % in 1997, and 28.2 % in 1996. The statutory federal rate was 34 % during 1998, 1997, and 1996. The decrease in the effective tax rate for 1998 was primarily attributable to the Company's increased investment in tax-advantaged assets. For further information concerning the provision for income taxes, refer to Note 14, Income Taxes, of the "Notes to Consolidated Financial Statements."

IMPACT OF INFLATION AND CHANGING PRICES

  A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

OTHER ACCOUNTING ISSUES

In June 1998, the Financial Accounting Standards Board also issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement is effective for financial statements for periods beginning after June 15, 1999. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial statements.

YEAR 2000 ISSUES

     The Year 2000 issue is the result of potential problems with computer systems and/or other equipment using computer chips programmed with two digit dates rather than four (e.g., "98" for 1998). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date "00" as 1900 rather than 2000. Therefore, the problem could be defined as 1999 + 1 = 1900. This could result in complete system failures or miscalculations causing disruption of operations, including the inability to process transactions and other similar tasks.

     During 1998, First National-America's Bank and Valley National Bank, who are wholly-owned subsidiaries of Frontier, combined their Year 2000 Task Force Committees, previously formed during 1997, to serve both banks from the holding company level. The Committee's first responsibility was to make the Board of Directors aware of the Year 2000 threat and to review the banks' status regarding Year 2000 in order to determine the required action in their effort to prepare for transition into the new millennium.

     Outside consultants were engaged to review and assess information technology ("IT") and non-IT systems used by the Company and its subsidiaries in order to determine their Year 2000 compliant status. The consultants were to identify all applications, operating systems and equipment that might be affected by the Year 2000 problem and to help develop appropriate plans to meet compliance standards. As part of the assessment phase, the Year 2000 Committee also defined mission critical systems which included those systems necessary for core business activities of the institutions. These systems include the mainframe computer applications such as deposit, loan and general ledger systems as well as the system operating software. As of December 31, 1998, all mission critical systems were validated and it is anticipated that all remaining non-critical systems will be validated no later than June 30, 1999.

     The Subsidiary Banks have spent more than $700,000 in renovating its computer hardware and software to ensure Year 2000 compliance. The renovation period was completed October 1998. These costs have been capitalized and will be amortized over the life of the related assets. The Subsidiary Banks have spent an additional $3,500 to test the core system and $1,000 for a review of the test results by a CPA firm.

     The Subsidiary Banks have evaluated all significant credit customer relationships to determine any risk represented to the Subsidiary Banks by the impact of Year 2000 on customers operations. Based on this evaluation, the Subsidiary Banks are not aware of more than normal credit risk associated with these relationships and management does not believe that any special additions
to the allowance for loan losses are necessary.   This assessment will be
ongoing throughout 1999 in order to identify any changes in the readiness of its credit customers that could negatively impact the Subsidiary Banks.

     The Subsidiary Banks have worked to assess Year 2000 readiness of vendors, business partners and other counter parties, focusing on those considered critical to the Subsidiary Banks operations. To analyze possible cash demands by depositors, we have determined the number of households and projected the cash demands by doing assumptions of withdrawals per household. Management has also reviewed all of the banks' funding sources and recently applied to use the Federal Discount Window as part of our contingency plan for funding.

     Management will continue to monitor and evaluate the Year 2000 readiness of third parties and take appropriate measures to mitigate the risk to the Subsidiary Banks where Year 2000 noncompliance by third parties could have a material adverse impact on the financial condition of the Subsidiary Banks.

     First National-America's Bank and Valley National Bank have an ongoing Year 2000 customer awareness program with promotions through the news media, including newspaper articles and radio broadcasts. Brochures have also been enclosed in customer statements in an effort to ensure that they are kept abreast of the Subsidiary Banks' Year 2000 status.

     Management expects its remediation efforts to occur in a timely manner and does not anticipate significant disruptions in its operations. Failure to complete such efforts in a timely fashion could have an adverse impact on the Subsidiary Banks' financial condition and results of operations. Management has developed a contingency plan in order to minimize any disruption that might be caused by the transition. This plan is currently being reviewed for expansion of detail and will be completed before June 30, 1999.

     As financial institutions, the Subsidiary Banks' compliance has been closely monitored by Federal Regulatory Agencies who completed their last Year 2000 examination during February 1999. As of that date, no regulatory restrictions have been imposed on us by the federal regulators in connection with our current Year 2000 plan and implementation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Frontiers' primary risk is interest rate risk.

     The primary objective of Asset/Liability Management at Frontier is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years. Frontier's Asset/Liability Management policy requires cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) to stay within a +/-20%. At December 31, 1998, Frontier's cumulative gap is within this range through a five-year time frame with the one-year cumulative gap at +1%, the two-year at +7% and the three-year at +16%.

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

     Frontier uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of Frontier's net interest income and shareholders' equity to both the level of interest rates and the slope of the yield curve.
Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net
interest income.   The estimated impact on Frontier's net interest income before provision for loan loss sensitivity over a one-year time horizon is shown below. Such analysis assumes an immediate and sustained parallel shift in interest rates and the Company's estimate of how interest-bearing transaction accounts will reprice in each scenario. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.


                                                                                Percentage Increase
                                                                              (Decrease) in Interest
                                                                               Income/Expense Given
                                                                               Interest Rate Shifts
                                                                          -------------------------------
                                                                              Down 200         Up 200
                                                                            Basis Points    Basis Points
                                                                          ----------------  -------------
Projected change in:
   Interest income......................................................         3.56%         (2.73)%
   Interest expense.....................................................         4.24          (2.99)
   Net interest income..................................................         2.94          (2.49)

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements

                                                                                   Page(s)
                                                                                   --------
Independent Auditors' Report.....................................................     36

Consolidated Statements of Financial Condition as of December 31, 1998 and 1997..     37

Consolidated Statements of Income for the Years Ended
 December 31, 1998, 1997, and 1996...............................................     38

Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 1998, 1997, and 1996...............................................     39

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1998, 1997, and 1996...............................................  40-41

Consolidated Statements of Comprehensive Income for the Years Ended
 December 31, 1998, 1997, and 1996...............................................     42

Notes to consolidated financial statements.......................................     43

Quarterly Results (Unaudited)....................................................     74

                       SCHAUER, TAYLOR, COX & VISE, P.C.

                  Certified Public Accountants and Consultants
                              150 OLDE TOWNE ROAD
                           BIRMINGHAM, ALABAMA  35216

                             ____________________

Douglas B. Schauer, CPA     Telephone (205) 822-3488     Steven W. Brown, CPA
Edward R. Taylor, CPA        Wats (800) 466-3488         M. Bryant King, CPA
W. Ernest Cox, CPA           Fax (205) 822-3541          Raymond A. Patton, CPA
Donald G. Vise, CPA                                      Russell D. Payne, CPA
                                                         Michael Whitehurst, CBA



                         INDEPENDENT AUDITORS' REPORT

To the Shareholders
Frontier National Corporation and Subsidiaries
Sylacauga, Alabama

We have audited the accompanying consolidated statements of financial condition of Frontier National Corporation and subsidiaries as of December 31, 1998 and the related consolidated statements of income, shareholders' equity, cash flows, and comprehensive income for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Frontier National Corporation and subsidiaries as of December 31, 1997 and 1996 were audited by other auditors whose report dated March 6, 1998, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier National Corporation and subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Birmingham, Alabama
March 4, 1999

                                               SCHAUER, TAYLOR, COX & VISE, P.C.

American Institute of CPAs                     Alabama Society of CPA's

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                          December 31, 1998 and 1997

                                                                               1998           1997
                                                                           ------------  -------------
ASSETS
 Cash and due from banks.................................................  $  7,641,568   $  4,412,680
 Interest-bearing deposits with other banks..............................     1,139,654        479,729
 Federal funds sold......................................................     6,055,000      2,040,000

 Securities available-for-sale...........................................    51,880,882     24,125,028

 Loans, net of unearned income...........................................   136,202,401     96,631,213
 Allowance for loan losses...............................................    (1,831,241)    (1,120,012)
                                                                           ------------   ------------
   NET LOANS.............................................................   134,371,160     95,511,201
                                                                           ------------   ------------
 Premises and equipment, net.............................................     5,640,882      2,259,006
 Accrued interest........................................................     1,498,981        864,137
 Cash surrender value on life insurance..................................     4,834,873      3,030,465
 Intangible, net.........................................................     1,627,241      1,450,925
 Foreclosed real estate..................................................       275,875        149,826
 Other assets............................................................     1,228,592        643,137
                                                                           ------------   ------------
   TOTAL ASSETS..........................................................  $216,194,709   $134,966,134
                                                                           ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Deposits:
  Noninterest-bearing....................................................  $ 26,793,363   $ 15,586,562
  Interest-bearing.......................................................   146,581,851     85,271,218
                                                                           ------------   ------------
   TOTAL DEPOSITS........................................................   173,375,214    100,857,780

 Dividends payable.......................................................       431,746            -0-
 Accrued interest........................................................       885,019        672,956
 Long-term debt..........................................................    18,557,384     19,042,000
 Other liabilities.......................................................       457,107        325,580
                                                                           ------------   ------------
   TOTAL LIABILITIES.....................................................   193,706,470    120,898,316
                                                                           ------------   ------------
SHAREHOLDERS' EQUITY

 Common stock, par value $.001 per share, 10,000,000 shares authorized,
-------------------------------------------------------------------------
  2,331,683 shares issued of which 2,315,683 were outstanding and
  1,704,611 shares issued of which 1,457,546 were outstanding............         2,332          1,705
 Capital surplus.........................................................    14,265,547      5,533,335
 Retained earnings.......................................................     8,057,947      9,649,418
 Treasury stock, 16,000 and 247,065 shares at cost.......................      (368,000)    (1,409,957)
 Accumulated comprehensive income: net unrealized holding
  gains on securities available-for-sale, net of deferred income tax.....       530,414        293,317
                                                                           ------------   ------------
   TOTAL SHAREHOLDERS' EQUITY............................................    22,488,238     14,067,818
                                                                           ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................  $216,194,709   $134,966,134
                                                                           ============   ============

                See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 1998, 1997 and 1996

                                                   1998          1997         1996
                                                -----------   -----------   ----------
INTEREST INCOME
 Interest and fees on loans...................  $11,351,459   $ 9,433,096   $6,952,351
 Interest and dividends on securities
  Taxable securities..........................    1,154,559     1,123,520    1,342,338
  Nontaxable securities.......................      750,981       324,259      344,865
  Dividends on securities.....................      130,711        90,287       45,457
 Interest on deposits with other banks........       26,795         7,339       18,003
 Interest on federal funds sold...............      468,259       106,717       82,363
                                                -----------   -----------   ----------
   TOTAL INTEREST INCOME......................   13,882,764    11,085,218    8,785,377
                                                -----------   -----------   ----------

INTEREST EXPENSE
 Deposits.....................................    5,062,595     3,750,979    2,973,831
 Federal funds purchased and securities sold
  under repurchase agreements.................       12,820        25,536      114,256
 Notes payable................................    1,218,791       918,278      263,479
                                                -----------   -----------   ----------
   TOTAL INTEREST EXPENSE.....................    6,294,206     4,694,793    3,351,566
                                                -----------   -----------   ----------

NET INTEREST INCOME...........................    7,588,558     6,390,425    5,433,811
Provision for loan losses.....................   (1,412,295)     (662,155)    (564,389)
                                                -----------   -----------   ----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES..............................    6,176,263     5,728,270    4,869,422

NONINTEREST INCOME
 Service charges and other fees...............    1,172,108       950,401      735,371
 Commission income............................      573,864        63,176       43,596
 Securities gains.............................       60,172         8,075       24,845
 Other........................................      477,765       199,822       80,503
                                                -----------   -----------   ----------
   TOTAL NONINTEREST INCOME...................    2,283,909     1,221,474      884,315

NONINTEREST EXPENSES
 Salaries and benefits........................    3,755,462     2,622,591    2,161,774
 Net occupancy expense........................      327,028       269,666      225,953
 Equipment expense............................      720,639       654,534      552,979
 Amortization expense.........................      174,738       111,456       57,093
 Other operating expenses.....................    2,088,630     1,377,633    1,298,723
                                                -----------   -----------   ----------
   TOTAL NONINTEREST EXPENSES.................    7,066,497     5,035,880    4,296,522
                                                -----------   -----------   ----------

Income before income taxes....................    1,393,675     1,913,864    1,457,215
Provision for income taxes....................     (265,859)     (562,058)    (410,409)
                                                -----------   -----------   ----------

NET INCOME....................................  $ 1,127,816   $ 1,351,806   $1,046,806
                                                ===========   ===========   ==========

EARNINGS PER COMMON SHARE
 Basic........................................  $       .59   $       .96   $      .75
 Diluted......................................          .59           .96          .75

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic........................................    1,907,746     1,402,728    1,404,242
 Diluted......................................    1,921,910     1,402,728    1,404,242

                See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 1998, 1997 and 1996

                                                                                   Accumulated       Total
                             Common       Capital       Retained      Treasury    Comprehensive   Shareholders'
                             Stock        Surplus       Earnings       Stock          Income         Equity
                          -----------   -----------  -----------   -----------     -----------   -------------
Balance at
 January 1, 1996........  $ 1,200,000   $ 1,002,800  $11,587,777   $(1,401,557)    $   276,885   $  12,665,905
Reduction of
 par value..............   (1,199,880)    1,199,880                                                        -0-
Effect of stock split...        1,440        (1,193)        (247)                                          -0-
                          -----------   -----------  -----------   -----------     -----------   -------------
Effect of stock
 dividend...............          145     3,325,909   (3,326,054)                                         -0-
Restated beginning
 balance................        1,705     5,527,396    8,261,476    (1,401,557)        276,885      12,665,905

Cash dividends..........                                (505,575)                                     (505,575)
Sale of treasury stock..                      5,939                      6,600                          12,539
Net change in
 unrealized gains on
 securities available
 for sale...............                                                              (101,073)       (101,073)
Net income 1996.........                               1,046,806                                     1,046,806
                          -----------   -----------  -----------   -----------     -----------   -------------
Balance at
 December 31, 1996......        1,705     5,533,335    8,802,707    (1,394,957)        175,812      13,118,602
Cash dividends..........                                (505,095)                                     (505,095)
Purchase of treasury
 stock..................                                               (15,000)                        (15,000)
Net change in
 unrealized gains on
 securities available
 for sale...............                                                               117,505         117,505
Net income 1997.........                               1,351,806                                     1,351,806
                          -----------   -----------  -----------  ------------     -----------   -------------
Balance at
 December 31,1997.......        1,705     5,533,335    9,649,418    (1,409,957)        293,317      14,067,818
Cash dividends..........                              (1,227,822)                                   (1,227,822)
Effect of business
 combinations...........          864     8,582,222      (81,757)                      210,266       8,711,595
Retirement of
 treasury stock.........         (247)                (1,409,710)    1,409,957                             -0-
Purchase of treasury
 stock..................                                              (368,000)                       (368,000)
Proceeds from exercise
 of options.............           10       149,990                                                    150,000
Net change in
 unrealized gains on
 securities available...
 for sale...............                                                                26,831          26,831
Net income 1998.........                               1,127,816                                     1,127,816
                          -----------   -----------  -----------  ------------     -----------    ------------
Balance at
 December 31, 1998......  $     2,332   $14,265,547  $ 8,057,945   $  (368,000)    $   530,414   $  22,488,238
                          ===========   ===========  ===========   ===========     ===========    ============

                See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 1998, 1997 and 1996


                                                            1998           1997           1996
                                                        ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income...........................................  $  1,127,816   $  1,351,806   $  1,046,806
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, amortization and accretion, net......       649,165        632,991        471,514
   Provision for loan losses..........................     1,412,295        662,155        564,389
   Loss on disposal of assets.........................        25,967          1,320         11,972
   Deferred income taxes..............................      (124,907)      (109,630)       (78,092)
   Realized security gains, net.......................       (60,172)        (8,075)       (24,845)
   (Gain) loss on disposition of foreclosed
    real estate.......................................          (179)        28,384         (5,000)
  Increase in accrued interest receivable.............      (117,861)        (8,240)      (220,407)
  Increase (decrease) in accrued interest payable.....      (184,546)       278,614        135,012
  Other, net..........................................      (593,387)      (428,050)      (274,890)
                                                        ------------   ------------   ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES..........     2,134,191      2,401,275      1,626,459
                                                        ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales and maturities of securities
  available-for-sale..................................    17,928,633      8,360,089     17,283,060
 Purchases of securities available-for-sale...........   (26,949,494)    (6,761,497)    (7,946,055)
 Net (increase) decrease in loans to customers........     7,573,698    (12,851,682)   (18,294,400)
 Capital expenditures, net............................    (1,429,723)      (330,297)      (512,215)
 Proceeds from disposition of foreclosed real estate..        62,353        170,153         60,000
 Cash received (paid) in acquisitions, net............     4,422,156     (1,560,257)    (2,256,502)
 Payment of officers' life insurance premium..........           -0-            -0-     (2,840,000)
                                                        ------------   ------------   ------------
   NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES..............................     1,607,623    (12,973,491)   (14,506,112)
                                                        ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits.............................  $ 11,133,726   $  6,359,213   $  2,381,073
 Net decrease in short-term borrowings................      (108,303)    (3,440,000)      (310,000)
 Proceeds from sale of treasury stock.................           -0-            -0-         12,539
 Purchases of treasury stock..........................      (368,000)       (15,000)           -0-
 Cash dividends.......................................    (1,227,822)      (505,335)      (505,375)
 Purchase of deposits.................................           -0-            -0-      8,492,204
 Issuance of long-term debt...........................     5,015,384      9,600,000      7,500,000
 Repayment of long-term debt..........................   (10,500,000)      (250,000)    (1,500,000)
 Issuance of common stock.............................       217,014            -0-            -0-
                                                        ------------   ------------   ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES...........     4,161,999     11,748,878     16,070,441
                                                        ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..........................................     7,903,813      1,176,662      3,190,788
Cash and Cash Equivalents at Beginning of Year........     6,932,409      5,755,747      2,564,959
                                                        ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR..............  $ 14,836,222   $  6,932,409   $  5,755,747
                                                        ============   ============   ============


                See notes to consolidated financial statements

                                                         1998        1997        1996
                                                     -----------  ----------  -----------
SUPPLEMENTAL DISCLOSURES

  Cash paid during the year for:
   Interest........................................  $ 6,082,143  $4,416,179  $ 3,216,554
   Income taxes....................................      450,648     817,532      476,464

  Loans transferred to foreclose real estate.......      206,493     169,798       27,670

  Net increase (decrease) in unrealized gains and
   losses on securities available-for-sale.........      326,692     191,064     (164,347)

  Assets acquired in business combinations.........   75,874,317         -0-   27,946,594

  Liabilities assumed in business combinations.....   67,229,736         -0-   24,900,951

                See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 1998, 1997 and 1996

                                                  1998         1997         1996
                                               ----------   ----------   ----------
NET INCOME...................................  $1,127,816   $1,351,806   $1,046,806

Other comprehensive income, net of tax
 Unrealized gains on securities:
  Unrealized holding gains (losses) arising
   during the period.........................     386,865      199,139     (139,502)
  Less: Reclassification adjustments for
   gains included in net income..............     (60,172)      (8,075)     (24,845)
                                               ----------   ----------   ----------
  Net unrealized gains (losses)..............     326,693      191,064     (164,347)
  Income tax related to items of other
   comprehensive income......................     (89,596)     (73,559)      63,274
                                               ----------   ----------   ----------
Other comprehensive income...................     237,097      117,505     (101,073)
                                               ----------   ----------   ----------

COMPREHENSIVE INCOME.........................  $1,364,913   $1,469,311   $  945,733
                                               ==========   ==========   ==========

                See notes to consolidated financial statements

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Frontier National Corporation (the "Company") and its subsidiaries operate predominantly in the domestic commercial banking industry in East Central Alabama. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practice within the banking industry. The following summarizes the most significant of these policies. First National-America's Bank and Valley National Bank, subsidiaries of the Company, are commercial bank's which operate branches in Talladega and Chambers counties, Alabama. Their primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and middle-income individuals. Frontier Financial Services Corporation, a wholly-owned subsidiary of First National-America's Bank, makes small consumer loans and has seven offices located in north and central Alabama. The Frontier Agency, Inc., a wholly-owned subsidiary of First National-America's Bank, sells and services insurance products aimed at individuals and small to medium sized businesses at two offices located in Central Alabama. Frontier National Corporation is the surviving parent company following the business combination of August 31, 1998 (see note 2).

Basis of Consolidation
----------------------

The accompanying consolidated financial statements include the accounts of Frontier National Corporation and its wholly-owned subsidiaries: First National-America's Bank (formerly known as First National Bank of Sylacauga), Valley National Bank, and Frontier Financial Services Corporation (referred to herein as the "Bank's"), and The Frontier Agency, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Consolidated Statements of Comprehensive Income
-----------------------------------------------

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, on December 31, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial condition. Comprehensive income is generally defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities
----------

Securities are classified as either held-to-maturity, available-for-sale, or trading.

Held-to-maturity securities are securities for which management has the ability and intent to hold on a long-term basis or until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums, and accretion of discount to the earlier of the maturity or call date.

Securities available-for-sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or other similar factors. Securities available-for-sale are recorded at market value with unrealized gains and losses net of any tax effect, added or deducted directly from shareholders' equity.

Securities carried in trading accounts are carried at market value with unrealized gains and losses reflected in income.

Realized and unrealized gains and losses are based on the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

The Company and its subsidiaries have no trading securities or held-to-maturity securities.

Loans
-----

Loans are stated at unpaid principal balances, less the allowance for loan losses, net deferred loan fees and unearned discounts.

Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method.

Loan origination and commitment fees, as well as certain origination costs, when material, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Allowance for Possible Loan Losses
----------------------------------

A loan is considered impaired, based on current information and events, if it is probable that the Banks will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance homogeneous loans, which consist of residential mortgages and consumer loans, are evaluated collectively and reserves are established based on historical loss experience.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectable, the portion deemed uncollectable is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Management's periodic evaluation of the adequacy of the allowance is based on the Banks' past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment; there can be no assurance that in the future the Banks' regulators or its economic environment will not require further increases in the allowance.

Income Recognition On Impaired and Nonaccrual Loans
---------------------------------------------------

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 1998, 1997 and 1996.

Premises and Equipment
----------------------

Premises and equipment are stated at cost less accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. The carrying values of assets traded in are used to adjust the carrying values of the new assets acquired by trade. Assets which are disposed of are removed from the accounts and the resulting gains or losses are recorded in operations.

Depreciation is provided generally by accelerated and straight-line methods based on the estimated useful lives of the respective assets.

Foreclosed Real Estate
----------------------

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the institution has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell.

Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


Income Taxes
------------

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company and its subsidiaries file a consolidated federal income tax return. The subsidiaries provide for income taxes on a separate return basis and remit to the Company amounts determined to be currently payable.

Earnings Per Common Share
-------------------------

The Company adopted SFAS No. 128, Earnings Per Share, on December 31, 1997.
This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. All prior year earnings per share data have been restated to reflect the presentation required under SFAS No. 128.


                                                                      1998          1997          1996
                                                                  ------------  ------------  ------------

Weighted average of common shares outstanding...................     1,907,746     1,402,728     1,404,242
Effect of dilutive options......................................        14,164           -0-           -0-
                                                                     ---------     ---------     ---------
Weighted average of common shares outstanding effected
 for dilution....................................................    1,921,910     1,402,728     1,404,242
                                                                     =========     =========     =========


In September 1998, the Company issued a 6.8 percent stock dividend resulting in the issuance of 144,611 shares of common stock. Also, in conjunction with the business combination with Valley National Bank, the Company issued 1,211,940 shares to the existing shareholders of the Company which has been accounted for as a 13-to-1 stock split. All per share amounts included in these financial statements have been retroactively adjusted to give effect to the stock dividend and stock split.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Stock-Based Compensation
------------------------

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation; which defines a fair value based method of accounting for an employee stock option plan. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and stock-based non-employee compensation. These transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Under the fair value based method, compensation is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No, 25, Accounting for Stock Issued to Employees. The Company has elected to follow APB No. 25 in accounting for its stock option plans. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Retirement Plans
----------------

The Company and its subsidiaries have a qualified 401(k) profit-sharing plan covering substantially all of their employees. Eligible participating employees may elect to contribute tax-deferred contributions. Company contributions include matching and discretionary annual amounts as determined by the board of directors.

The Company and its subsidiaries also have provided deferred compensation and salary continuation plans for certain directors and key employees. These plans are generally funded through life insurance contracts owned by the Company.

Company contributions to these retirement plans are included in salaries and benefits.

Off-Balance Sheet Financial Instruments
---------------------------------------

In the ordinary course of business the Banks have entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Banks have available as a source of financing a line of credit of $40,000,000 with the Federal Home Loan Bank of Atlanta of which $21,458,000 was available and unused.

The Banks also have available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines totaling $14,000,000.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash Flow Information
---------------------

The Company considers all cash and amounts due from depository institutions and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Reclassifications
-----------------

Certain amounts in 1997 and 1996 have been reclassified to conform with the 1998 presentation.

Recently Issued Accounting Standards
------------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. All of the Bank's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

Effective for years ending after December 15, 1997, SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued by FASB which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain other disclosures previously required. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board also issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement is effective for financial statements for periods beginning after June 15, 1999. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial statements.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 2 - BUSINESS COMBINATIONS

On May 17, 1996, one of the subsidiary banks, First National-America's Bank ("FNAB"), acquired certain deposit liabilities of Citizens Bank of Talladega (formerly known as Talladega Federal Savings and Loan Association) for $8,262,265. The total of the deposit liabilities assumed was $8,492,204 resulting in a premium of $229,939 which FNAB is amortizing over a 15-year period.

First National Sylacauga Corporation acquired the stock of City Banc Corporation, the parent holding company of City Bank of Childersburg (City Bank) on June 30, 1996 for $4,471,988. The purchase price was allocated to assets acquired and liabilities assumed as follows:


Assets acquired:
   Cash...........................................................................         $ 2,215,486
   Securities.....................................................................           8,206,008
   Loans, net.....................................................................          16,180,103
   Premises and equipment.........................................................             690,145
   Deferred tax asset.............................................................             192,302
   Other assets...................................................................             462,550
                                                                                           -----------
       Total assets acquired......................................................          27,946,594
                                                                                           -----------

Liabilities assumed:
   Noninterest-bearing deposits...................................................           5,074,862
   Interest-bearing deposits......................................................          18,054,819
   Other liabilities..............................................................           1,771,270
                                                                                           -----------
       Total liabilities assumed..................................................          24,900,951
                                                                                           -----------

Net assets acquired...............................................................           3,045,643
Consideration.....................................................................           4,471,988
                                                                                           -----------

Goodwill..........................................................................         $ 1,426,345
                                                                                           ===========

The goodwill is being amortized by the Company over a 15-year period. Certain legal and other expenses incurred in connection with the acquisition amounting to $74,900 are being amortized over a 5-year period. The acquisition has been accounted for as a purchase with costs allocated to assets acquired and liabilities assumed based on estimated fair market values for City Bank. Results of operations since the date of acquisition are included in the consolidated financial statements.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 2 - BUSINESS COMBINATIONS - CONTINUED

Summarized below are the consolidated results of operations on an unaudited pro forma basis as if the City Bank acquisition had occurred as of the beginning of the years presented. The pro forma information gives effect to certain pro forma adjustments and is based on the Company's and City Bank's historical consolidated results of operations for the periods presented.

The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor are they indicative of the results of future operations of the combined enterprises.

                                                                                                Year Ended
                                                                                               December 31,
                                                                                                   1996
                                                                                              --------------
   Total interest income...............................................................       $    9,910,355
                                                                                              ==============

   Net income..........................................................................       $    1,145,263
                                                                                              ==============

   Earnings per weighted average common share:
      Net income.......................................................................       $          .78
                                                                                              ==============

On December 26, 1997, Frontier Financial Services, Inc. purchased the assets of Hometown Financial Services, Inc. for $1,560,257. The assets purchased consisted of loans receivable of $1,541,724 and furniture and fixtures of $18,533.

On August 31, 1998, Valley National Corporation and subsidiary ("VNC") of Lanett, Alabama merged with and into First National Sylacauga Corporation ("FNSC") and subsidiary of Sylacauga, Alabama. The merger was accounted for as a reverse acquisition of VNC by FNSC under the purchase method of accounting due to FNSC shareholders representing a majority of ownership subsequent to the merger. The financial statements reflect the ongoing operations of FNSC combined with the accounts of VNC as of the merger date and thereafter. Upon the consummation of the merger, the surviving parent company changed its name to Frontier National Corporation ("FNC"). Operating results and balance sheet information prior to the merger reflect only the balances of FNSC.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996

NOTE 2 - BUSINESS COMBINATIONS - CONTINUED

The following is summary operating information for FNC showing the effect of the business combination between FNSC and VNC described in the preceding paragraph for the years ended December 31, 1998, 1997, and 1996.

                                   As       Effect of   (Pro Forma)
                                Reported     Purchase     Results
                               ----------- ----------- -------------
AS OF DECEMBER 31, 1998:
 INTEREST INCOME.............  $13,882,764  $3,701,200  $17,583,964
 INTEREST EXPENSE............    6,294,206   1,811,561    8,105,767
 NET INTEREST INCOME.........    7,588,558   1,889,639    9,478,197
 PROVISION FOR LOAN LOSSES...    1,412,295      82,124    1,494,419
 NONINTEREST INCOME..........    2,283,909     464,367    2,748,276
 NONINTEREST EXPENSE.........    7,066,497   1,566,199    8,632,696
 PROVISION FOR INCOME TAXES..      265,859     195,719      461,578
 NET INCOME..................    1,127,816     509,964    1,637,780

As of December 31, 1997:
 Interest income.............  $11,085,218  $5,260,573  $16,345,791
 Interest expense............    4,694,793   2,373,850    7,068,643
 Net interest income.........    6,390,425   2,886,723    9,277,148
 Provision for loan losses...      662,155      89,751      751,906
 Noninterest income..........    1,221,474     602,215    1,823,689
 Noninterest expense.........    5,035,880   2,303,125    7,339,005
 Provision for income taxes..      562,058     294,181      856,239
 Net income..................    1,351,806     801,881    2,153,687

As of December 31, 1996:
 Interest income.............  $ 8,785,377  $4,742,822  $13,528,199
 Interest expense............    3,351,566   2,120,685    5,472,251
 Net interest income.........    5,433,811   2,622,137    8,055,948
 Provision for loan losses...      564,389         -0-      564,389
 Noninterest income..........      884,315     505,071    1,389,386
 Noninterest expense.........    4,296,522   2,306,172    6,602,694
 Provision for income taxes..      410,409     282,264      692,673
 Net income..................    1,046,806     538,772    1,585,578

On November 23, 1998, the Frontier Agency Inc., a subsidiary of First National-America's Bank, purchased two insurance agencies. Brown Insurance Agency located in Sylacauga, Alabama was purchased with cash and accounted for by the purchase method of accounting. Wright-Sprayberry, Inc. also located in Sylacauga, Alabama was purchased with 49,337 shares of Frontier National Corporation stock and accounted for by the pooling of interest method of accounting. All real estate was purchased with cash at fair market values. The Company's previously reported consolidated financial results have not been restated to include the effect of the acquisitions prior to their respective acquisition dates since the effect is not material.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Subsidiary Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The average amount of those reserve balances required were approximately $1,223,000 and $673,000 at December 31, 1998 and 1997, respectively.


NOTE 4 - SECURITIES

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 1998 and 1997 were as follows:

                                                                    Gross            Gross          Estimated
                                                  Amortized       Unrealized      Unrealized          Fair
                                                    Cost            Gains           Losses            Value
                                               ---------------  --------------  ---------------  ---------------
   SECURITIES AVAILABLE-FOR-SALE:
   ------------------------------
   DECEMBER 31, 1998:
     U.S. GOVERNMENT AND AGENCY
      SECURITIES.............................      $ 7,042,868        $ 84,723          $    -0-     $ 7,127,591
     STATE AND POLITICAL
      SUBDIVISIONS...........................       21,581,093         622,805           10,664       22,193,234
     MORTGAGE-BACKED
      SECURITIES.............................       20,546,871         176,152           69,386       20,653,637
     EQUITY SECURITIES.......................        1,906,420              -0-              -0-       1,906,420
                                                   -----------        --------          -------      -----------
                                                   $51,077,252        $883,680          $80,050      $51,880,882
                                                   ===========        ========          =======      ===========

    December 31, 1997:
     U.S. Government and agency
      securities.............................      $ 5,574,896        $ 39,008          $ 6,342      $ 5,607,562
     State and political subdivisions........       10,473,664         418,121            1,879       10,889,906
     Mortgage-backed securities..............        6,042,931          55,760           27,731        6,070,960
     Equity securities.......................        1,556,600              -0-              -0-       1,556,600
                                                   -----------        --------          -------      -----------

                                                   $23,648,091        $512,889          $35,952      $24,125,028
                                                   ===========        ========          =======      ===========

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996

NOTE 4 - SECURITIES - CONTINUED

The contractual maturities of securities available-for-sale at December 31, 1998 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 Amortized          Fair
                                                                                   Cost             Value
                                                                                -----------      -----------
   Due in one year or less............................................          $ 5,535,005      $ 5,589,139
   Due from one year to five years....................................            5,477,069        5,637,247
   Due from five years to ten years...................................            7,398,763        7,631,570
   Due after ten years................................................           30,759,995       31,116,506
   Equity securities..................................................            1,906,420        1,906,420
                                                                                -----------      -----------

    Totals............................................................          $51,077,252      $51,880,882
                                                                                ===========      ===========

Mortgage backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses from the sale or maturity of securities available-for-sale for the years ended December 31 are as follows:

                                                                1998                 1997                  1996
                                                             ----------           -----------           -----------
   Realized gains.................................            $64,792              $ 32,487              $ 61,174
   Realized (losses)..............................             (4,620)              (24,412)              (36,329)

Equity securities include a restricted investment in Federal Home Loan Bank stock which must be maintained to secure the available lines of credit. The amount of investment in this stock amounted to $1,688,600 and $1,356,400 at December 31, 1998 and 1997, respectively.

Securities pledged to secure public funds on deposit and for other purposes as required by law amounted to approximately $30,298,000 and $11,890,000 at December 31, 1998 and 1997, respectively.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996

NOTE 5 - LOANS

The Banks grant loans to customers primarily in Talladega and Chambers County of East Central Alabama.

The major classification of loans as of December 31, 1998 and 1997 are as follows:

                                                                               1998                 1997
                                                                           ------------         ------------
   Commercial, financial and agricultural............................      $ 25,353,317         $ 16,226,509
   Real estate - construction........................................         2,384,790            5,806,611
   Real estate - mortgage............................................        82,745,788           53,540,966
   Consumer..........................................................        26,432,529           27,023,768
   Other.............................................................           466,858               98,494
                                                                           ------------         ------------
                                                                            137,383,282          102,696,348
   Unearned income...................................................         1,180,881            6,065,135
   Allowance for loan losses.........................................         1,831,241            1,120,012
                                                                           ------------         ------------

   Net loans.........................................................      $134,371,160         $ 95,511,201
                                                                           ============         ============

Certain directors, executive officers and principal shareholders including their immediate families and associates were loan customers of the Banks during 1998 and 1997. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 1998 and 1997, amounted to approximately $3,371,713 and $1,873,546, respectively.  Activity during 1998 in loans to related parties is as follows:

   Balance at January 1, 1998.........................................................      $1,873,546
      New loans.......................................................................         465,960
      Addition due to acquisition.....................................................       1,916,828
      Repayments......................................................................         884,621
                                                                                            ----------

   Balance at December 31, 1998.......................................................      $3,371,713
                                                                                            ==========

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996

NOTE 5 - LOANS - CONTINUED

Information about impaired loans as of and for the years ended December 31 is as follows:

                                                                 1998                  1997               1996
                                                              ----------            ----------         -----------
Loans receivable for which there is a related
 allowance for credit losses determined in
 accordance with FASB Statement No. 114,
 as amended........................                            $310,137              $316,258           $  229,307


Other impaired loans..................................          263,734               240,605              844,290
                                                               --------              --------           ----------

 Total impaired loans.................................         $573,871              $556,863           $1,073,597
                                                               ========              ========           ==========

Average monthly balance of impaired loans (based
 on month-end balances)...............................         $746,908              $815,230           $1,088,291

Related allowance for credit losses...................          133,702                34,334               29,557

Interest income recognized on impaired loans..........           29,248                77,139               62,842

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for years ended December 31 are as follows:

                                                                   1998                   1997                   1996
                                                              -------------           ------------            -----------
   Balance at beginning of year..........................      $ 1,120,012             $  924,441              $ 387,040

    Charge-offs..........................................       (1,504,836)              (765,461)              (507,623)
    Recoveries...........................................          339,348                298,877                118,057
                                                               -----------             ----------              ---------
     Net charge-offs.....................................       (1,165,488)              (466,584)              (389,566)
    Provision for loan loss..............................        1,412,295                662,155                564,389
    Addition due to acquisitions.........................          464,422                     -0-               362,578
                                                               -----------             ----------              ---------

   Balance at end of year................................      $ 1,831,241             $1,120,012              $ 924,441
                                                               ===========             ==========              =========

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996

NOTE 7 - PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31 are as follows:

                                                                                1998                   1997
                                                                             -----------            ----------
   Land and improvements.............................................        $   979,929            $  387,383
   Buildings and improvements........................................          4,123,374             1,886,372
   Furniture and equipment...........................................          5,403,787             2,811,457
                                                                             -----------            ----------
                                                                              10,507,090             5,085,212
   Less: Accumulated depreciation....................................          4,866,208             2,826,206
                                                                             -----------            ----------

    Premises and equipment, net......................................        $ 5,640,882            $2,259,006
                                                                             ===========            ==========

The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 1998, 1997 and 1996 was $440,404, $514,321, and
$401,844, respectively.

NOTE 8 - DEPOSITS

The major classifications of deposits as of December 31, 1998 and 1997 were as follows:

                                                                                1998                   1997
                                                                             -----------            ------------
   Noninterest-bearing demand........................................        $ 26,793,363           $ 15,586,562
   NOW accounts......................................................          31,335,143             14,019,690
   Savings...........................................................          26,098,626             17,590,525
   Certificates of deposit of $100,000 or more.......................          22,746,669              9,151,392
   Time..............................................................          66,401,413             44,509,611
                                                                             ------------           ------------

    Totals...........................................................        $173,375,214           $100,857,780
                                                                             ============           ============

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 1998 and 1997 were $22,746,669 and $9,151,392.

Total deposits to related parties at December 31, 1998 amounted to approximately $5,483,000.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996

NOTE 8 - DEPOSITS - CONTINUED

The maturities of time certificates of deposit and other time deposits issued by the Subsidiary Banks at December 31, 1998 is as follows:

   Years Ending December 31,
   -------------------------
       1999............................................     $70,316,488
       2000............................................      13,510,666
       2001............................................       3,644,585
       2002............................................       1,206,513
       2003............................................         244,518
       Thereafter......................................         225,312
                                                            -----------
         Total.........................................     $89,148,082
                                                            ===========

NOTE 9 - LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 1998 and 1997:

                                                                                    1998            1997
                                                                                 -----------     ----------
       SouthTrust Bank......................................................     $    15,384    $       -0-
                                                                                 -----------
       Federal Home Loan Bank (FHLB)........................................      18,542,000     16,792,000
       National Bank of Commerce (NBC)......................................             -0-      2,250,000
                                                                                 -----------    -----------

         Total..............................................................     $18,557,384    $19,042,000
                                                                                 ===========    ===========

The FHLB advances bear interest at rates ranging from 5.51% to 7.67%. The advances are payable at various maturities through April 2014. The note is secured by all 1 - 4 family residential mortgages held by the Subsidiary Banks. Terms of the note provide for significant penalties in the event of early repayment.

The SouthTrust Bank note bears interest at 7.75%. Monthly principal and interest payments of $567.40 are required through May 2001 and one final installment in June 2001 of all remaining outstanding principal. On February 12, 1999 the loan was paid off.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996

NOTE 9 - LONG-TERM DEBT - CONTINUED

Maturities of long-term debt following December 31, 1998 are as follows:

  Years Ending December 31,
  -------------------------
     1999....................................................................        $ 1,505,806
     2000....................................................................          1,106,261
     2001....................................................................            353,317
     2002....................................................................          5,000,000
     2003....................................................................          2,500,000
     Thereafter..............................................................          8,092,000
                                                                                     -----------

        Total................................................................        $18,557,384
                                                                                     ===========

NOTE 10 - SHAREHOLDERS EQUITY

At December 31, 1998 and 1997 Shareholders' Equity of the Company consisted of the following:

Common Stock: At December 31, 1998 10,000,000 shares authorized, 2,331,683 shares issued and 2,315,683 outstanding with a par value of $0.001 per share. At December 31, 1997, 1,704,611 shares issued and 1,457,546 outstanding as retroactively adjusted for the stock split and stock dividend. Voting rights equal to one vote per share.

Capital Surplus: Represents the funds received in excess of par value upon the issuance of stock, net of issuance costs and the related effects of the stock dividend and business combination.

Retained Earnings: Represents the accumulated net earnings of the Company as reduced by dividends paid to shareholders, merger expenses and retirement of treasury stock.

Treasury Stock: Represents 16,000 and 247,065 shares of common stock at December
--------------
31, 1998 and 1997, respectively, at cost. The 1997 number of shares has been adjusted for the effects of the stock split resulting from the business combinations.

Stock Dividend: In September 1998, the Company issued a stock dividend resulting
--------------
in the issuance of 144,611 shares of common stock. In conjunction with the business combination, the par value of the stock was reduced from $10 per share to $0.001 per share. All per share amounts included in these financial statements have been adjusted to give retroactive effect to the stock dividend.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996

NOTE 10 - SHAREHOLDERS EQUITY - CONTINUED

Accumulated Comprehensive Income: Represents the change in equity during each
--------------------------------
period from the effects of unrealized holding gains and losses on securities available-for-sale, net of tax.

Stock Split: Additional shares of 1,211,940 were issued to the Company's
-----------
shareholders resulting from the business combination with Valley National Bank as described in note 2 to the consolidated financial statements. These additional shares resulted from the effects of a 13-to-1 split of Company shares to facilitate the transaction. All per share amounts have been retroactively adjusted to give effect to this split.


NOTE 11 - REGULATORY CAPITAL MATTERS

The Company and its subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Company and its subsidiary banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 1998.

As of December 31, 1998, the most recent notification from the appropriate regulatory agencies categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Banks' category.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 11 - REGULATORY CAPITAL MATTERS - CONTINUED

The Company's and Subsidiary Banks' actual capital amounts and ratios are also presented in the table.

                                                                   To Be Well
                                                                   Capitalized
                                                                   Under Prompt
                                                For Capital      Corrective Action
                                Actual       Adequacy Purposes      Provisions
                            ---------------  ------------------  ------------------
                            Amount    Ratio   Amount     Ratio    Amount     Ratio
                            ------   ------  --------   -------  -------    -------
                                                (In thousands)
As of December 31, 1998:
------------------------
Total Capital
 Consolidated.............  $22,145  15.26%    $11,608     8.0%    $14,511    10.0%
 First National-
  America's Bank..........   12,917  13.43       7,691     8.0       9,614    10.0
 Valley National Bank.....    7,296  14.93       3,910     8.0       4,888    10.0
Tier 1 Capital
 Consolidated.............   20,331  14.01       5,804     4.0       8,706     6.0
 First National-
  America's Bank..........   11,715  12.18       3,846     4.0       5,769     6.0
 Valley National Bank.....    6,772  13.86       1,955     4.0       2,933     6.0
Tier 1 Leverage
 Consolidated.............   20,331   9.26       8,778     4.0      10,972     5.0
 First National-
  America's Bank..........   11,715   8.23       5,697     4.0       7,121     5.0
 Valley National Bank.....    6,772   8.76       3,091     4.0       3,863     5.0

As of December 31, 1997:
------------------------

Total Capital
 Consolidated.............  $13,339  13.88%    $ 7,686     8.0%    $ 9,607    10.0%
 First National-
  America's Bank..........   14,678  15.28       7,686     8.0       9,607    10.0
Tier 1 Capital
 Consolidated.............   12,219  12.72       3,843     4.0       5,764     6.0
 First National-
  America's Bank..........   13,558  14.11       3,843     4.0       5,764     6.0
Tier 1 Leverage
 Consolidated.............   12,219   9.24       5,289     4.0       6,612     5.0
 First National-
  America's Bank..........   13,558  10.25       5,291     4.0       6,614     5.0

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 12 - STOCK OPTION PLANS

On August 24, 1998, the Company issued a total of 100,000 options to purchase its common shares to its chief executive officer and its president. Each received 50,000 options. Each of the stock option agreements contain an option price of $10.00 per share, the market value of the shares at the time of issuance.

The following sets forth certain information regarding stock options for the year ended December 31, 1998.

Fixed Options
                                                           Weighted
                                                           Average
                                                           Exercise
                                                  Shares    Price
                                                  -------  --------
Outstanding at beginning of year.............         -0-    $ 0.00
Granted......................................     100,000     10.00
Exercised....................................      10,000     10.00
Forfeited....................................         -0-      0.00

Outstanding at end of year...................      90,000    $10.00
                                                  =======    ======

Exercisable at end of year...................      90,000    $10.00
                                                  =======    ======

                                                      Expiration     Options
                                             Number      Date      Exercisable
                                             ------   ----------   -----------
Options with Exercise Price of $10.00......  90,000    08-24-07    90,000

In October 1995, the FASB issued Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"). SFAS 123 is effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stocks Issued to Employees, and the related Interpretations. The Company has elected to apply APB Opinion No. 25 in accounting for its incentive stock options; accordingly, no compensation

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996

NOTE 12 - STOCK OPTION PLANS - CONTINUED

cost has been recognized by the Company. The Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below had compensation cost for the Company's stock option plan been determined based on the fair value method at the grant date for options under the plan.

                                                       1998
                                                    ----------
Net Income
 As reported...................................     $1,127,816
 Pro forma.....................................      1,083,861

Basic Earnings Per Share
 As reported...................................     $      .59
 Pro forma.....................................            .57

Diluted Earnings Per Share
 As reported...................................     $      .59
 Pro forma.....................................            .56

These options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be 14,164 greater than that used to calculate basic earnings per share for 1998. There was no dilutive effect on earnings per share for the year ended December 31, 1998.

The Company's options outstanding have a weighted average contractual life of ten years. The weighted average fair value of options granted was $.73 in 1998. The fair value of each grant is estimated using a fair value method with the following assumptions used for grants in 1998: expected option life of 10 years; no expected volatility; expected dividend yield of 3.68%; and a risk free interest rate of 6.00%.

The effects of applying FAS 123 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following for the years ended December 31, 1998, 1997 and 1996:

                                          1998        1997        1996
                                       ----------  ----------  ----------

   Professional fees.................  $  267,167  $  117,728  $  218,887
   Stationery and supplies...........     205,761     191,068     154,464
   Advertising.......................     189,369     145,955     182,303
   Director and committee fees.......     168,700      59,450      65,850
   Postage...........................     147,875     112,558      93,828
   Regulatory fees and assessments...     101,665      54,208      45,000
   Insurance.........................      87,149      66,884      62,230
   Other.............................     920,944     629,782     476,161
                                       ----------  ----------  ----------
     Total other operating expenses..  $2,088,630  $1,377,633  $1,298,723
                                       ==========  ==========  ==========

NOTE 14 - INCOME TAXES

The components of income tax expense for the years ended December 31, 1998, 1997, and 1996 were as follows:

                                           1998        1997       1996
                                         --------   ---------   --------
 Current
   Federal..........................     $355,337   $ 599,645   $431,724
   State............................       35,430      72,043     56,777

 Deferred
   Federal..........................      (93,534)   (121,846)   (85,208)
   State............................      (31,374)     12,216      7,116

                                         $265,859   $ 562,058   $410,409
                                         ========   =========   ========

Tax effects of securities transactions resulted in an increase in income taxes for December 31, 1998, 1997, and 1996 of $24,069, $3,230, and $9,938,
respectively.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 14 - INCOME TAXES - CONTINUED

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 1998, 1997, and 1996:

                                                  1998    1997   1996
                                                 ------  ------ ------
Statutory federal income tax rate..............   34.0%  34.0%  34.0%
Effect on rate of:
 Tax-exempt securities.........................  (18.3)  (5.8)  (8.0)
 Tax-exempt loan income........................   (2.8)  (0.9)  (1.7)
 Interest expense disallowed...................    2.8    1.8    1.3
 State income tax, net of federal tax benefit..   (0.6)   3.8    3.9
 Other.........................................    4.0    3.5   (1.3)
                                                 ------  ------ ------
Effective income tax rate......................   19.1%  29.4%  28.2%
                                                 ======  ====== ======

Federal and state income taxes receivable (payable) as of December 31, 1998 and 1997 included in other assets and other liabilities, respectively, were as follows:

                                                                                                                1998        1997
                                                                                                             ----------  ---------
Current
 Federal..................................................................................................   $ 125,215   $  96,645

 State....................................................................................................     (71,644)    (72,043)

The components of the deferred income tax asset included in other assets as of December 31, 1998 and 1997 are as follows:

                                                                                                                  1998        1997
                                                                                                               ---------   ---------
Deferred tax asset:
 Federal.....................................................................................................  $ 638,091   $342,275
 State.......................................................................................................    107,201     60,403
                                                                                                               ---------   ---------

  Total deferred income tax asset............................................................................    745,292    402,678

Deferred tax liability:
 Federal.....................................................................................................   (580,307)  (241,921)

 State.......................................................................................................    (48,201)   (10,288)

  Total deferred income tax liability........................................................................   (628,508)  (252,206)

                                                                                                               ---------   ---------

Net deferred tax asset.......................................................................................  $ 116,784   $150,472

                                                                                                               =========   =========


                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 14 - INCOME TAXES - CONTINUED

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                      1998        1997
                                                                   ----------  ----------
 Alternative minimum tax credit carryover........................  $ 126,847   $     -0-
 Net unrealized (gains) losses on securities available-for-sale..   (273,216)   (183,621)
 Depreciation....................................................   (321,339)    (58,658)
 Allowance for loan losses.......................................    487,107     263,924
 Deferred compensation...........................................    113,813      50,879
 Write downs on foreclosed real estate...........................        -0-      68,530
 Other...........................................................    (16,428)      9,418
                                                                   ----------  ----------
 Net deferred tax asset..........................................  $ 116,784   $ 150,472
                                                                   ==========  ==========

NOTE 15 - RETIREMENT PLANS

The Company and its subsidiaries have established a 401(k) profit-sharing plan covering substantially all employees, subject to eligibility requirements. Employees may defer a percentage of their compensation, subject to maximum limitations, with matching employer contributions subject to limitations. The Company and its subsidiaries may also make discretionary contributions on an annual basis. Total retirement expense under this plan included in salary and benefits for the years ended December 31, 1998, 1997 and 1996 was $83,499, $103,936 and $86,631, respectively.

The Company and its subsidiaries have also entered into a deferred compensation agreement with a director and salary continuation plans with certain executive officers to provide for continued compensation upon retirement. The present value of the estimated liability under the plans is being accrued over the expected remaining years of service.

The present value of both plan's accrued benefits amounted to $278,826 and $125,175 at December 31, 1998 and 1997, respectively. The plans are financed through life insurance policies owned by the Subsidiary Banks and provide monthly income to the covered individuals if they remain in service until age 65 by the Subsidiary Banks. (Reduced amounts are payable if employment terminates prior to age 65). The expense of the plans was $134,524, $100,788, and $24,387 in 1998, 1997, and 1996, respectively.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 16 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements.

A summary of the Company's commitments and contingent liabilities at December 31, 1998 and 1997, is approximately as follows:

                                                                                  Contract or
                                                                                Notional Amount
                                                                      -----------------------------------
                                                                           1998                 1997
                                                                      ---------------      --------------
Commitments to extend credit........................................       $7,246,000          $7,303,000
Credit card commitments.............................................        1,691,000           1,231,000
Standby letters of credit...........................................              -0-             158,000
                                                                           ----------          ----------

   Totals...........................................................       $8,937,000          $8,692,000
                                                                           ==========          ==========

Commitments to extend credit, credit card arrangements, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the statement of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. Management does not anticipate any material losses as a result of these commitments.


NOTE 17 - CONCENTRATIONS OF CREDIT

All of the Banks' loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Banks. The concentrations of credit by type of loan are set forth in note 5. The commitments to extend credit relate primarily to unused commercial lines of credit. Commercial and standby letters of credit were granted primarily to commercial borrowers.

The Company maintains its cash accounts at various commercial banks in Alabama, Georgia and Tennessee. The total cash balances are insured by the FDIC up to $100,000. There were no uninsured balances held at other commercial banks at December 31, 1998 and 1997.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996

NOTE 18 - LEASES

The Company leased office space and equipment under various operating leases during 1998 and 1997. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 1998, 1997, and 1996, rental expense for such leases was $94,334, $65,904 and $56,972, respectively.

Future minimum lease payments under such noncancellable operating leases at December 31, 1998 are as follows:

Years Ending December 31,
-------------------------
       1999..........................                   $ 56,488
       2000..........................                     31,738
       2001..........................                     28,366
       2002..........................                      9,375
                                                        --------

       Total minimum lease payments..                   $125,967
                                                        ========

NOTE 19 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

The Banks are subject to dividend restrictions set forth by their regulators. Under such restrictions, the Banks may not, without the prior approval of their regulators declare dividends in excess of the sum of the current year's earnings plus the retained net earnings from the preceding two years. In January 1998, First National-America's Bank requested permission from the Office of the Comptroller of Currency ("OCC") to pay a special dividend of $2,300,000 to First National Sylacauga Corporation (former name of parent company) in order to pay off the note payable to National Bank of Commerce (see note 9). First National-America's Bank received permission from the OCC on February 9, 1998, to pay the special dividend and First National Sylacauga Corporation then paid in full the notes payable to NBC.

For the year ending December 31, 1999, the Subsidiary Banks can declare dividends of $2,000,000 without additional approval of regulatory authorities plus an additional amount equal to its net profits for 1999.


NOTE 20 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 20 - FAIR VALUES OF FINANCIAL INSTRUMENTS - CONTINUED

Securities: For securities available-for-sale and securities held-to-maturity, fair values are based on quoted market prices or dealer quotes. For other securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans: For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued Interest Receivable: The carrying amount of accrued interest receivable approximates its fair value.

Deposits: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value.

Short-Term Borrowings: The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Debt: Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written: The fair value of commitments, letters of credit, and financial guarantees is estimated to be approximately the same as the notional amount of the related commitment.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 20 - FAIR VALUES OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997 are as follows:

                                                   1998                        1997
                                          ----------------------     --------------------
                                           CARRYING     FAIR          Carrying    Fair
                                            AMOUNT      VALUE          Amount     Value
                                          ----------  ----------     ---------  ---------
                                             (IN THOUSANDS)           (in thousands)
FINANCIAL ASSETS
 Cash and short-term investments....       $ 14,836   $ 14,836       $  6,932   $  6,932
 Securities.........................         51,881     51,881         24,125     24,125
 Loans..............................        136,202    136,065         96,631     95,240
 Accrued interest receivable........          1,499      1,499            864        864
                                          ----------  ----------     ---------  ---------
  TOTAL FINANCIAL ASSETS............       $204,418   $204,281       $128,552   $127,161
                                          ==========  ==========     =========  =========

FINANCIAL LIABILITIES
 Deposits...........................       $173,375   $170,421       $100,858   $101,063
 Long-term debt.....................         18,557     17,717         19,042     19,319
 Accrued interest payable...........            885        885            673        673
                                           ---------  ----------     ---------  ---------
  TOTAL FINANCIAL LIABILITIES.......       $192,817   $189,023       $120,573   $121,055
                                           =========  ==========     =========  =========

UNRECOGNIZED FINANCIAL INSTRUMENTS
 Commitments to extend credit.......       $  8,937   $  8,937       $  8,534   $  8,534
 Standby letters of credit..........            -0-        -0-            158        158
                                           ---------  ----------     ---------  ---------
  TOTAL UNRECOGNIZED FINANCIAL
    INSTRUMENTS.....................       $  8,937   $  8,937       $  8,692   $  8,692
                                           =========  ==========     =========  =========

NOTE 21 - YEAR 2000 ISSUES
--------------------------

The year 2000 issue is the result of shortcomings in many electronic data processing systems and other electronic equipment that may adversely affect the Company's operations as early as fiscal year 1999.

The Company has completed an inventory of computer systems and other electronic equipment that may be affected by the year 2000 issue and that are necessary to conducting the Company's operations. Based on this inventory, the Company upgraded or replaced various software and hardware items. Testing and validation of the system for the year 2000 compliance is currently being performed.

Because of the unprecedented nature of the Year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 22 - CONDENSED PARENT COMPANY INFORMATION

STATEMENTS OF FINANCIAL CONDITION

                                                           December 31,
                                                  -----------------------------
                                                       1998           1997
                                                  ------------     ------------
ASSETS

 Cash and due from banks.......................    $   144,525     $   279,520
 Investment in subsidiaries (equity method) -
  eliminated upon consolidation................     20,409,325      15,354,773
 Dividends receivable from subsidiaries........      2,000,000         800,000
 Premises and equipment, net...................      1,076,771             -0-
 Intangible assets.............................            -0-          52,430
 Other assets..................................        323,411          76,854
                                                  ------------     ------------
   TOTAL ASSETS................................    $23,954,032     $16,563,577
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Long-term debt................................    $       -0-     $ 2,250,000
 Due to subsidiaries...........................      1,014,431             -0-
 Dividends payable to shareholders.............        431,746         201,990
 Other liabilities.............................         19,617          43,769
   TOTAL LIABILITIES...........................      1,465,794       2,495,759

   TOTAL SHAREHOLDERS' EQUITY..................     22,488,238      14,067,818
                                                  ------------     ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..    $23,954,032     $16,563,577
                                                  ============     ============

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 22 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF INCOME

                                                            Years Ended December 31,
                                                      -------------------------------------
                                                          1998         1997         1996
                                                      -----------   ----------   ----------
INCOME
 From subsidiaries - eliminated upon consolidation
  Dividends.........................................  $ 4,822,910   $1,460,000   $1,600,000
  Interest..........................................       32,742        9,631       43,810
 Commissions........................................       37,163       63,176       43,597
 Other income.......................................           11          215          -0-
                                                      -----------   ----------   ----------
   TOTAL INTEREST INCOME............................    4,892,826    1,533,022    1,687,407
                                                       -----------   ----------   ----------
EXPENSE
 Salaries and employee benefits.....................      537,235      101,793       35,906
 Interest...........................................       23,922      186,391       96,894
 Other expenses.....................................      400,571       25,858       33,557
                                                      -----------   ----------   ----------
                                                          961,728      314,042      166,357
                                                      -----------   ----------   ----------

Income before income taxes and equity in
 undistributed earnings of subsidiaries.............    3,931,098    1,218,980    1,526,050
Income tax benefit..................................     (190,500)     (76,854)     (24,296)

Income before equity in undistributed
 earnings of subsidiaries...........................    4,121,598    1,295,834    1,550,346
Equity in undistributed earnings of subsidiaries....   (2,993,782)      55,972     (498,540)
                                                      -----------   ----------   ----------

   NET INCOME.......................................  $ 1,127,816   $1,351,806   $1,051,806
                                                      ===========   ==========   ==========

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 22 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF CASH FLOWS

                                                               Years Ended December 31,
                                                        --------------------------------------
                                                            1998          1997          1996
                                                        -----------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income...........................................  $ 1,127,816   $1,351,806   $ 1,046,806
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Equity in undistributed income of subsidiaries......    2,993,782      (55,972)      498,540
  Provision for depreciation and amortization.........       91,687       14,981         7,490
  Increase in dividends receivable....................   (1,200,000)    (560,000)          -0-
  Increase in due to subsidiaries.....................    1,014,431          -0-           -0-
  Increase (decrease) in dividends payable............      229,756         (240)          200
  Other...............................................     (262,089)     (56,641)      (56,166)
                                                        -----------   ----------   -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES..........    3,995,383      693,934     1,496,870
                                                        -----------   ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of securities available-for-sale............       (5,000)         -0-           -0-
 Cash received (paid) in acquisitions, net............      686,472          -0-    (4,471,988)
 Capital expenditures.................................   (1,116,028)         -0-           -0-
                                                        -----------   ----------   -----------
   NET CASH USED IN (PROVIDED BY)
    INVESTING ACTIVITIES..............................     (434,556)         -0-    (4,471,988)
                                                        -----------   ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt...........................          -0-          -0-     2,500,000
 Repayment of long-term debt..........................   (2,250,000)    (250,000)          -0-
 Proceeds from sale of treasury stock.................          -0-          -0-        12,539
 Purchases of treasury stock..........................     (368,000)     (15,000)          -0-
 Issuance of common stock.............................      150,000          -0-           -0-
 Cash dividends.......................................   (1,227,822)    (505,095)     (505,575)
                                                        -----------   ----------   -----------
   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES..............................   (3,695,822)    (770,095)    2,006,964
                                                        -----------   ----------   -----------

Net increase (decrease) in cash and cash equivalents..     (134,995)     (76,161)     (968,154)

Cash and due from banks at beginning of year..........      279,520      355,681     1,323,835
                                                        -----------   ----------   -----------
CASH AND DUE FROM BANKS AT END OF YEAR................  $   144,525   $  279,520   $   355,681
                                                        ===========   ==========   ===========

CASH PAID DURING THE YEAR FOR:
 Interest.............................................  $    67,691   $  190,474   $    49,042
                                                        ===========   ==========   ===========

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


NOTE 23 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                               First      Second       Third      Fourth
                              Quarter     Quarter     Quarter    Quarter    Total
                              -------     -------     -------    -------   -------
                                      (In Thousands Except Per Share Data)
1998:
TOTAL INTEREST INCOME.......   $3,066     $3,050       $3,343    $4,423    $13,882
TOTAL INTEREST EXPENSE......    1,315      1,369        1,580     2,030      6,294
PROVISION FOR LOAN LOSSES...      192        405          194       621      1,412
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES..    1,559      1,276        1,569     1,772      6,176
INVESTMENT SECURITIES
 GAINS (LOSSES).............      -0-         60          -0-       -0-         60
TOTAL NONINTEREST INCOME....      332        488          518       886      2,224
TOTAL NONINTEREST EXPENSE...    1,647      1,321        1,627     2,471      7,066
INCOME TAX EXPENSE..........       30         95          141       -0-        266
NET INCOME..................      214        408          319       187      1,128

1997:
Total interest income.......   $2,618     $2,749       $2,835    $2,883    $11,085
Total interest expense......    1,077      1,162        1,158     1,298      4,695
Provision for loan losses...      121        159          193       189        662
Net interest income after
 provision for loan losses..    1,420      1,428        1,484     1,396      5,728
Investment securities
 Gains (losses).............        5          1            0         2          8
Total noninterest income....      322        294          307       291      1,214
Total noninterest expense...    1,251      1,235        1,266     1,284      5,036
Income tax expense..........      171        186          160        45        562
Net income..................      325        302          365       360      1,352

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 10, 1998 the Company engaged Schauer, Taylor, Cox & Vise, P.C. certified public accountants to be the independent auditors of the Company's consolidated financial statements for the year ended December 31, 1998. The firm of Jackson, Thorton & Co. certified public accountants audited the Company's consolidated financial statements for the years ended December 31, 1997 and 1996 and their reports expressed unqualified opinions for each of the respective years. The decision to change auditors was approved by the Board of Directors on September 10, 1998. This change was not a result of any disagreement with the previous auditors regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission. Additional information is as follows:

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers (as defined in regulations promulgated by the SEC thereunder) and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of copies of such reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that during the past fiscal year all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that, due to an administrative error, the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities did not timely file his or her Initial Statement of Beneficial Ownership of Securities. The required filings were subsequently made. In addition, Mr. Harry I. Brown, Jr. filed one report reflecting 3 transactions late, due to a misunderstanding of the applicable reporting requirements.

ITEM 11 - EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Information required by this item is incorporated by reference from the sections entitled "Outstanding Voting Securities and Principal Shareholders" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the sections entitled "Certain Relationships, Related Transactions, and Legal Proceedings" in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission


ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Index of documents filed as part of this report:

          Frontier National Corporation and Subsidiaries
          Financial Statements

                                                                                               Page
                                                                                               ----
          Independent Auditors' Report.....................................................    36

          Consolidated Statements of Financial Condition as of December 31, 1998 and 1997..    37

          Consolidated Statements of Income for the Years Ended
            December 31, 1998, 1997, and 1996..............................................    38

          Consolidated Statements of Shareholders' Equity for the Years Ended
            December 31, 1998, 1997, and 1996..............................................    39

          Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1998, 1997, and 1996..............................................    40

          Consolidated Statements of Comprehensive Income for the Years Ended
            December 31, 1998, 1997, and 1996..............................................    42

          Notes to Consolidated Financial Statements - December 31, 1998, 1997 and 1996....    43

          Quarterly Results (Unaudited)....................................................    74

     (b)  Reports on Form 8-K

          During the quarter ended December 31, 1998, Frontier National Corporation filed the following reports on Form 8-K:

          Current report on Form 8-K filed with the Securities and Exchange Commission dated December 2, 1998, reporting under Item 5 (other events) the purchase of Wright-Sprayberry, Inc. and Brown Insurance Agency, Inc.

     (c)  Exhibits                                                                Page
                                                                                  ----
          2.1  Merger agreement and Plan of merger between the Valley National
               Corporation and First National Sylacauga Corporation dated
               February 24, 1998 (incorporated by reference to Exhibit 2 of the
               Company's Registration Statement on Form S-4, Registration No.
               333-52465).......................................................
          2.2  Merger agreement dated November 23, 1998 between Frontier
               National Corporation and The Frontier Agency, Inc. and Wright-
               Sprayberry, Inc., Cornelia Leigh A. Wright, Carol H. Sprayberry,
               Sam H. Wright and Steven E. Sprayberry...........................
          3.1  Articles of Incorporation of Frontier National Corporation
               (incorporated by reference to Exhibit 3.1 of the Company's
               Registration Statement on Form S-4, Registration No. 333-52465
               filed with the Commission).......................................
          3.2  Articles and Certificate of Merger of Domestic Corporation into
               Valley National Corporation (Name changed to Frontier National
               Corporation), dated August 21, 1998 (incorporated by reference to
               Exhibit 3 of the Company's Registration Statement on Form 8A,
               Registration No.000-24853).......................................
          3.3  Bylaws of Frontier National Corporation (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement
               on Form S-4, Registration No. 333-52465).........................
          4    Form of Common Stock Certificates (incorporated by reference to
               Exhibit 4 of the Company's Registration Statement on Form 8A,
               Registration No. 000-24853)......................................
          10.1 Employment Agreement with Harry I. Brown, Jr. dated August 24,
               1998.............................................................
          10.2 Employment Agreement with Steven R. Townson dated August 24,
               1998.............................................................
          10.3 Stock Option Agreement between Frontier National Corporation and
               Steven R. Townson dated August 24, 1998..........................
          10.4 Stock Option Agreement between Frontier National Corporation and
               Harry I. Brown, Jr. dated August 24, 1998........................
          11   Statement of computation of earnings per common share............     78
          12   Statement of computation of ratios...............................     79
          16   Letter regarding change in certifying accountant.................
          21   Subsidiaries of the Registrant...................................     79
          23   Consent of Schauer, Taylor, Cox & Vise, P.C......................
          24   Power of Attorney (contained on signature page of this report)...

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

EXHIBIT 11 - STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS


                         Frontier National Corporation
                  Computation of Net Income Per Common Share

The following tabulation presents the calculation of basic and diluted earnings per common share for the years ended December 31, 1998, 1997 and 1996.

                                                          1998        1997        1996
                                                       ----------  ---------   ---------
BASIC EARNINGS PER SHARE:
 Net income..........................................  $1,127,816  $1,351,806  $1,046,806
                                                       ==========  ==========  ==========

 Earnings on common shares...........................  $1,127,816  $1,351,806  $1,046,806
                                                       ==========  ==========  ==========

 Weighted average common shares outstanding - basic..   1,907,756   1,458,027   1,459,444
                                                       ==========  ==========  ==========

 Basic earnings per common share.....................  $      .59  $      .93  $      .72
                                                       ==========  ==========  ==========

DILUTED EARNINGS PER SHARE:
 Net income..........................................  $1,127,816  $1,351,806  $1,046,806
                                                       ==========  ==========  ==========

 Weighted average common shares
  outstanding........................................   1,907,746   1,458,027   1,459,444

 Net effect of the assumed exercise of stock
  options - based on the treasury stock method
  using average market price for the year............      14,164         -0-         -0-
                                                       ----------  ----------  ----------
 Weighted average common shares outstanding -
  diluted............................................   1,921,910   1,458,027   1,459,444
                                                       ==========  ==========  ==========

 Diluted earnings per common share...................  $      .59         .93  $      .72
                                                       ==========  ==========  ==========

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS



                        Frontier National Corporation
               Computation of Ratio of Earnings to Fixed Charges

                                                                      Year Ended December 31,
                                                                  ------------------------------
                                                                   1998        1997        1996
                                                                  ------------------------------
Pretax income.............................................        $1,394      $1,914      $1,457
Add fixed charges:
 Interest on deposits.....................................         5,063       3,751       2,974
 Interest on borrowings...................................         1,231         944         378
 Portion of rental expense representing interest expense..            31          22          19
                                                                  ------      ------      ------
  Total fixed charges.....................................         6,325       4,717       3,371
                                                                  ------      ------      ------

Income before fixed charges...............................        $7,719      $6,631      $4,828
                                                                  ======      ======      ======

Pretax income.............................................        $1,394      $1,914      $1,457
Add fixed charges (excluding interest on deposits):
 Interest on borrowings...................................         1,231         944         378
 Portion of rental expense representing interest expense..            31          22          19
                                                                  ------      ------      ------
  Total fixed charges.....................................         1,262         966         397
                                                                  ------      ------      ------
Income before fixed charges (excluding interest on
 deposits)................................................        $2,656      $2,880      $1,854
                                                                  ======      ======      ======

RATIO OF EARNINGS TO FIXED CHARGES
 Including interest on deposits...........................          1.22        1.41        1.43
 Excluding interest on deposits...........................          2.10        2.98        4.67


EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


Subsidiaries - Direct/wholly-owned                   State of Incorporation
----------------------------------                   ----------------------

First National-America's Bank                                Alabama
Valley National Bank                                         Alabama

Subsidiaries - Indirect/wholly-owned by First
---------------------------------------------
National-America's Bank
------------------------

The Frontier Agency, Inc.                                    Alabama
Frontier Financial Services, Inc.                            Alabama

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FRONTIER NATIONAL CORPORATION

Date:    April 13, 1999               By:  /s/Harry I. Brown, Jr.
         --------------                  ------------------------
                                         Harry I. Brown, Jr.
                                         Chairman and Chief Executive Officer

Date:    April 13, 1999               By:  /s/Steven R. Townson
         --------------                  ----------------------
                                         Steven R. Townson
                                         President, Chief Financial Officer and
                                         Chief Operating Officer

Date:    April 13, 1999               By:  /s/Kerri C. Newton
         --------------                  --------------------
                                         Kerri C. Newton
                                         Senior Vice President and
                                         Secretary


                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harry I. Brown, Jr., Steven R. Townson and Kerri C. Newton, and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacity, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents in full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could be in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

           Directors                                   Date
           ---------                                   ----

   /s/ Wesley L. Bowden, Jr.                       April 13, 1999
----------------------------                       --------------
Wesley L. Bowden, Jr.


   /s/ Harry I. Brown, Jr.                         April 13, 1999
--------------------------                         --------------
Harry I. Brown, Jr.


   /s/ Harry I. Brown, Sr.                         April 13, 1999
--------------------------                         --------------
Harry I. Brown, Sr.

           Directors                                   Date
           ---------                                   ----


   /s/ Charles M. Reeves                           April 13, 1999
------------------------                           --------------
Charles M. Reeves


   /s/ Steven E. Sprayberry                        April 13, 1999
---------------------------                        --------------
Steven E. Sprayberry


   /s/ Raymond C. Styres                           April 13, 1999
------------------------                           --------------
Raymond C. Styres


   /s/ Steven R. Townson                           April 13, 1999
------------------------                           --------------
Steven R. Townson


   /s/ Christopher N. Zowdrow                      April 13, 1999
-----------------------------                      --------------
Christopher N. Zowdrow

--------------------------------------------------------------------------------




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                            ______________________



                                  EXHIBITS TO



                          ANNUAL REPORT ON FORM 10-K


                         Year Ended December 31, 1998



                            ______________________



                         Frontier National Corporation

                               43 North Broadway

                           Sylacauga, Alabama  35150




--------------------------------------------------------------------------------