Form 10-Q
period 1999-03-31
FRONTIER NATIONAL CORP
filed 1999-05-17
CIK 1059420

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes __X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A, Common Stock, .001 par      Outstanding at April 30, 1999:
                                          2,315,683

                         FRONTIER NATIONAL CORPORATION

                           March 31, 1999 Form 10-Q

                                TABLE OF CONTENTS

                                                                              PAGE NO.
                                                                              --------
PART 1.FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets                                    3

                Consolidated Statements of Income                              4

                Consolidated Statements of Comprehensive Income                5

                Consolidated Statements of Cash Flows                          6

                Consolidated Statement of Shareholder's Equity                 7

                Notes to Consolidated Financial Statements                     8 - 9

      Item 2.   Management's Discussion and Analysis of                       10 - 13
                   Financial Condition and Results of Operations

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk     14

PART 2.OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K                             15

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31, 1999
                                                                    (UNAUDITED)              DECEMBER 31, 1998
                                                                --------------------     --------------------------
ASSETS
CASH AND DUE FROM BANKS                                          $       7,954,767        $              7,641,569
INTEREST BEARING DEPOSITS WITH OTHER BANKS                                 628,104                       1,139,654
FEDERAL FUNDS SOLD                                                      24,825,000                       6,055,000

SECURITIES AVAILABLE FOR SALE                                           49,893,190                      51,880,882

LOANS, NET OF UNEARNED INCOME                                          130,514,533                     136,202,401
ALLOWANCE FOR LOAN LOSSES                                               (1,919,917)                     (1,831,241)
PREMISES AND EQUIPMENT, NET                                              5,727,869                       5,640,882
CASH SURRENDER VALUE ON LIFE INSURANCE                                   4,893,023                       4,834,873
ACCRUED INTEREST                                                         1,366,527                       1,498,981
INTANGIBLE ASSETS, NET                                                   1,364,637                       1,627,241
OTHER ASSETS                                                             1,675,070                       1,504,467
                                                                --------------------     --------------------------
       TOTAL ASSETS                                              $     226,922,803        $            216,194,709
                                                                ====================     ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    DEPOSITS:
       NON-INTEREST BEARING DEPOSITS                             $      27,076,338        $             26,793,363
       INTEREST BEARING DEPOSITS                                       152,174,216                     146,581,851
                                                                --------------------     --------------------------
              TOTAL DEPOSITS                                           179,250,554                     173,375,214
                                                                --------------------     --------------------------
       DIVIDENDS PAYABLE                                                   443,049                         431,746
       ACCRUED INTEREST                                                  1,033,104                         885,019
       LONG-TERM DEBT                                                   22,042,000                      18,557,384
       OTHER LIABILITIES                                                 1,578,669                         457,106
                                                                --------------------     --------------------------
          TOTAL LIABILITIES                                            204,347,376                     193,706,469
                                                                --------------------     --------------------------
SHAREHOLDERS' EQUITY
    COMMON STOCK ($.001 PAR VALUE; 10,000,000 SHARES
    AUTHORIZED, 3,497,525 ISSUED OF WHICH 3,473,525 ARE
    OUTSTANDING AT MARCH 31, 1999; .001 PAR VALUE,
    10,000,000 SHARES AUTHORIZED, 3,497,525 ISSUED OF WHICH
    3,473,525 WERE OUTSTANDING AT DECEMBER 31, 1998)                         3,498                           3,498
    CAPITAL SURPLUS                                                     14,265,547                      14,265,547
    RETAINED EARNINGS                                                    8,192,196                       8,056,781
    TREASURY STOCK, AT COST (24,000 SHARES AT
      MARCH 31, 1999 AND DECEMBER 31, 1998)                               (368,000)                       (368,000)
    ACCUMULATED COMPREHENSIVE INCOME:  NET UNREALIZED
      HOLDING GAINS ON SECURITIES AVAILABLE FOR SALE,
      NET OF DEFERRED INCOME TAX                                           482,186                         530,414
                                                                --------------------     --------------------------
          TOTAL STOCKHOLDERS' EQUITY                                    22,575,427                      22,488,240
                                                                ====================     ==========================
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     226,922,803        $            216,194,709
                                                                ====================     ==========================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                         ---------------------------------
                                                                                               1999              1998
                                                                                         --------------     --------------
INTEREST INCOME
      INTEREST AND FEES ON LOANS                                                          $   3,250,758      $   2,616,662
      INTEREST ON SECURITIES
        TAXABLE SECURITIES                                                                      464,212            237,420
        NONTAXABLE SECURITIES                                                                   258,025            139,459
      INTEREST EARNED ON DEPOSIT ACCOUNTS                                                        17,848              5,187
      INTEREST EARNED ON FEDERAL FUNDS SOLD                                                     212,237             66,701
                                                                                         --------------      -------------
        TOTAL INTEREST INCOME                                                                 4,203,080          3,065,429
INTEREST EXPENSE
      INTEREST ON DEPOSITS                                                                    1,597,453          1,043,740
      INTEREST ON BORROWED FUNDS                                                                293,481            271,214
                                                                                         --------------      -------------
        TOTAL INTEREST EXPENSE                                                                1,890,934          1,314,954

        NET INTEREST INCOME                                                                   2,312,146          1,750,475
          PROVISION FOR LOAN LOSSES                                                            (194,305)          (191,650)
                                                                                         --------------      -------------
        NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                                                           2,117,841          1,558,825

NONINTEREST INCOME
        SERVICE CHARGES ON DEPOSIT ACCOUNTS                                                     349,187            221,743
        INSURANCE COMMISSIONS                                                                   284,505                  -
        OTHER OPERATING INCOME                                                                  116,066            110,490
        SECURITIES GAINS                                                                              -                381
                                                                                         --------------      -------------
          TOTAL NONINTEREST INCOME                                                              749,758            332,614
NONINTEREST EXPENSE
        SALARIES AND EMPLOYEE BENEFITS                                                        1,082,764          1,033,773
        NET OCCUPANCY EXPENSE                                                                   334,190            209,868
        OTHER OPERATING EXPENSES                                                                671,375            403,355
                                                                                         --------------      -------------
          TOTAL NONINTEREST EXPENSES                                                          2,088,329          1,646,996

          INCOME BEFORE INCOME TAXES                                                            779,270            244,443
          PROVISION FOR INCOME TAXES                                                           (200,834)           (30,000)
                                                                                         --------------      -------------
            NET INCOME                                                                    $     578,436      $     214,443
                                                                                         ==============      =============

BASIC EARNINGS PER COMMON SHARE                                                           $        0.17      $        0.10
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                                     3,473,525          2,104,092
EARNINGS PER COMMON SHARE ASSUMING DILUTION                                               $        0.16      $        0.10
WEIGHTED AVERAGE SHARES
  OUTSTANDING ASSUMING DILUTION                                                               3,518,658          2,104,092

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                                           ---------------  ----------------
                                                                                                1999              1998
                                                                                           ---------------  ----------------
NET INCOME                                                                                  $     578,436    $       214,443
OTHER COMPREHENSIVE, NET OF TAX:
      UNREALIZED GAINS ON SECURITIES:
         UNREALIZED HOLDING GAINS (LOSSES) ARISING DURING THE PERIOD                              (80,915)            (5,211)
         LESS:  RECLASSIFICATION ADJUSTMENTS FOR GAINS INCLUDED IN NET INCOME                           -               (381)
                                                                                          ----------------  -----------------
         NET UNREALIZED GAINS (LOSSES)                                                            (80,915)            (5,592)
      INCOME TAX RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME                                    32,687              2,153
                                                                                          ----------------  -----------------
OTHER COMPREHENSIVE INCOME (LOSS)                                                                 (48,228)            (3,439)
                                                                                          ----------------  -----------------
COMPREHENSIVE INCOME                                                                       $      530,208    $       211,004
                                                                                          ================  =================



























                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                         -----------------------------------
                                                                                                  1999                1998
                                                                                         ---------------      --------------
OPERATING ACTIVITIES:
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $  1,558,793        $   314,406


INVESTING ACTIVITIES:
      PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                   4,057,504          2,823,319
      PURCHASES OF SECURITIES AVAILABLE FOR SALE                                            (2,206,750)        (7,732,696)
      LOAN PAYDOWNS, NET                                                                     5,552,811                  -
      LOANS MADE TO CUSTOMERS, NET                                                                -             1,108,981
      CAPITAL EXPENDITURES                                                                    (364,467)           (84,909)
      PROCEEDS FROM SALES OF FIXED ASSETS                                                      130,363                  -
      PAYMENT OF OFFICERS' LIFE INSURANCE PREMIUMS                                                   -             (4,796)
                                                                                         -------------      -------------
         NET CASH USED BY INVESTING ACTIVITIES                                               7,169,461         (3,890,101)
                                                                                         -------------      -------------

FINANCING ACTIVITIES
      NET INCREASE IN DEPOSITS                                                               6,461,880          4,591,498
      NET INCREASE IN SHORT-TERM BORROWINGS                                                    313,261                  -
      DIVIDENDS PAID                                                                          (431,747)          (100,995)
      PROCEEDS FROM NOTES PAYABLE                                                            3,500,000            250,000
                                                                                         -------------      -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                           9,843,394          4,740,503
                                                                                         -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   18,571,648          1,164,808

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            14,836,223          4,892,409
                                                                                         -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 33,407,871        $ 6,057,217
                                                                                         =============      =============










                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                                                               ACCUMULATED
                                     COMMON       CAPITAL        RETAINED      COMPREHENSIVE      TREASURY
                                     STOCK        SURPLUS        EARNINGS          INCOME          STOCK          TOTAL
                                   ---------      -------------  ------------  -------------     -----------  -------------
BALANCE AT
  DECEMBER 31, 1998                 $  2,332       $ 14,265,547  $  8,057,975  $    530,414       $(368,000)   $ 22,488,268

CASH DIVIDENDS -
  COMMON                                   -                  -      (443,049)            -               -        (443,049)

NET CHANGE IN
  UNREALIZED GAINS
  ON SECURITIES                            -                  -             -       (48,228)              -         (48,228)

NET INCOME - MARCH 31, 1999                -                  -       578,436             -               -         578,436

                                    --------      -------------  ------------  ------------       ---------    ------------
BALANCE AT
  MARCH 31, 1999                    $  2,332       $ 14,265,547  $  8,193,362  $    482,186       $(368,000)   $ 22,575,427
                                    ========      =============  ============  ============       =========    ============




















                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                                MARCH 31, 1999
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Frontier National Corporation (the "Company") and its wholly-owned subsidiaries, Valley National Bank, First National-America's Bank, Frontier Financial Services Corporation, and The Frontier Agency, Inc., collectively, the Bank. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for Frontier National Corporation and First National Sylacauga Corporation for the year ended December 31, 1998, included in Form 10-K filed in April 1999.


NOTE B - INCOME TAXES

The effective tax rates of approximately 25 percent and 12 percent for the three months ended March 31, 1999 and 1998, respectively, are less than the statutory rate principally because of the effect of tax-exempt interest income.


NOTE C - SECURITIES

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

At March 31, 1999, the Company had net unrealized gains of $722,715 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in shareholders' equity of $482,186, net of deferred tax liability. There were no trading securities. The net decrease in shareholders' equity as a result of the SFAS 115 adjustment from December 31, 1998 to March 31, 1999 was $48,228. See also Note D - Shareholders' Equity.

NOTE D - SHAREHOLDERS' EQUITY

During the first quarter of 1999, cash dividends of $443,049 are charged against equity. Equity was also decreased by $48,228 for the change in net unrealized gains on securities. A 3-for-2 stock split was announced on April 20, 1999.
The stock split did not change total stockholders' equity. See also Note G - Stock Split.

NOTE E - BUSINESS COMBINATION

On August 24, 1998, Valley National Corporation merged with First National Sylacauga Corporation ("FNSC"). FNSC was a bank holding company which owned 100% of First National-America's Bank, a national bank of approximately $136 million in assets. The merger was effected as a reverse purchase acquisition of the Company by FNSC, whereby, the financial statements reflect the ongoing operations of FNSC combined with the accounts of the Company as of the merger date and thereafter. Upon the consummation of the merger the surviving company changed its name to Frontier National Corporation. Operating results and balance sheet information prior to the merger reflect only the balances of FNSC. The impact of the merger on financial condition was an increase to FNSC total assets of approximately $76 million and an increase in liabilities and equity of approximately $67.4 million and $8.6 million, respectively.

On November 23, 1998, The Frontier Agency, Inc., a subsidiary of First National
- America's Bank, purchased two insurance agencies. Brown Insurance Agency located in Sylacauga, Alabama was purchased with cash and accounted for by the purchase method of accounting. Wright-Sprayberry, Inc. also located in Sylacauga, Alabama was purchased with 49,337 shares of Frontier National Corporation stock and accounted for by the pooling of interest method of accounting. All real estate was purchased with cash at fair market values. The Company's previously reported consolidated financial results have not been restated to include the effect of the acquisitions prior to their respective acquisition dates since the effect is not material.

NOTE F - STOCK DIVIDEND

In September 1998, the Company's Board of Directors declared a 6.8 percent common stock dividend to shareholders of record as of September 21, 1998. This stock dividend resulted in the issuance of an additional 144,611 shares of the Company's common stock. Total stockholders' equity was unaffected from this stock dividend. All earnings per share calculations have been retroactively adjusted as if the stock dividend had occurred at the beginning of each period presented.

NOTE G - STOCK SPLIT

In April 1999, the Company's Board of Directors declared a 3-for-2 stock split to shareholders effective May 20, 1999. All earnings per share calculations have been retroactively adjusted as if the stock split had occurred at the beginning of each period presented.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 1999 Form 10-Q.

FINANCIAL CONDITION

March 31, 1999 compared to December 31, 1998

LOANS

Loans comprised the largest single category of the Company's earning assets on March 31, 1999. Loans, net of unearned income and reserve for loan losses, were 57.51% of total assets at March 31, 1999 and 62.99% of total assets at December 31, 1998. Total net loans were $130,514,533 at March 31, 1999, representing a 4.18% decrease from the December 31, 1998 total of $136,202,401. This decrease is the result of loan pay-downs since December 31, 1998.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the company. Investment securities and federal funds sold increased $16,782,308 from December 31, 1998 to March 31, 1999. This increase was due primarily to deposit growth and loan pay-downs. Investment securities and federal funds sold at March 31, 1999 were $74,718,190 compared with $57,935,882 at December 31, 1998, reflecting a 28.97% increase.

ASSET QUALITY

Between December 31,1998 and March 31, 1999, the Company experienced a slight decline in the quality of its assets as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 2.11 to 1.28. The ratio of nonperforming assets to total assets increased from .0040 to .0066, the ratio of nonperforming loans to total loans increased to .0093 from .0064. These ratios declined due to an increase in past dues and nonaccruals. All three ratios are favorable as compared to industry averages, and management is aware of no factors that would suggest that they are prone to erosion in future periods.

DEPOSITS

Total deposits of $179,250,554 at March 31, 1999 increased $5,875,340 (3.39%)
over total deposits of $173,375,214 at year-end 1998. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $282,975 or 1.06% from year-end 1998 to March 31, 1999, and interest-bearing deposits increased $5,592,365 (3.82%) from year-end 1998.

LONG-TERM DEBT

At March 31, 1999 and December 31, 1998, the Company had notes payable totaling $22,042,000, and $18,557,384, respectively.

Maturities of long-term debt for the years ending December 31 are as follows:

          2000           $ 1,100,000
          2001               350,000
          2002             5,000,000
          2003             2,500,000
          2004             5,500,000
          Thereafter       7,592,000
                         -----------
          Total          $22,042,000
                         ===========

SHAREHOLDERS' EQUITY

Company shareholders' equity increased $87,187 from December 31, 1998 to March 31, 1999, due to net income of $578,436, the declaration of cash dividends of $443,049 and the decrease of unrealized gains on securities available for sale totaling $48,228 net of deferred tax liability.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments on sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $25,327,000 or 19.41% of the total loan portfolio at March 31, 1999 and there are $5,933,000 of investment securities maturing within one year. Other sources of liquidity include short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. At March 31, 1999, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $14,000,000. Each of the company's subsidiary banks is a member of the Federal Home Loan Bank of Atlanta. Membership provides the company with additional lines of credit for liquidity needs. The company has also established a line of credit under the parent company for $5,000,000.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to $20,927,000 at March 31, 1999. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $22,668,000 at March 31, 1999.

The Company's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 and 1998

SUMMARY

Net earnings of the company for the three months ended March 31, 1999 were $578,436 compared to $214,443 for the same period in 1998, representing a 169.74% increase. This increase was due principally to the business combination of Valley National Corporation and First National Sylacauga Corporation on August 24, 1998 and the acquisition of Wright and Sprayberry Insurance, Inc. and Brown Insurance Agency, Inc. in November 1998.

NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 1999 increased $1,137,651 (37.11%) from the same period in 1998. This increase was due to higher average outstanding balances of earning assets. Interest expense for the three months ended March 31, 1999 increased $575,980 or 43.80% over the corresponding period of 1998. As a result of these factors, net interest income increased $561,671 or 32.09% in the three months ended March 31, 1999, compared to the same period of 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $194,305 for the three months ended March 31, 1999 compared to $191,650 for the same period of 1998. Charge-offs exceeded recoveries by $105,629 for the three months ended March 31, 1999. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.47% at March 31, 1999 compared to 1.34% at year-end 1998.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 1999 was $749,758 compared to $332,614 for the same period of 1998. This 125.41% increase was primarily due to an increase in insurance commissions realized of $284,505 in the first three months of 1998 as compared to the same period of 1998. Significant components of noninterest income are as follows: Service charges on deposits increased $127,444 (57.47%), insurance commissions increased $284,505, and other operating income increased $5,576.

NONINTEREST EXPENSES

Noninterest expenses for the three months ended March 31, 1999 were $2,088,329 reflecting a 26.80% increase over the same period of 1998. The primary components of noninterest expenses are salaries and employee benefits, which increased to $1,082,764 for the three months ended March 31, 1999, 4.74% higher than in the same period of 1998. Occupancy costs increased $124,322 primarily because the company has invested extensively in data processing equipment in preparation for the merger, the combination of each subsidiary's data processing functions and preparation for the year 2000.

INCOME TAXES

The Company attempts to maximize its net income through active tax planning.
The provision for income taxes of $200,834 for the three months ended March 31, 1999 increased $170,834 compared to the same period of 1998, due to the increase in income before tax. Taxes as a percent of earnings increased from 12.27% to 25.77%. The effective tax rate of approximately 25.77% is less than the statutory rate principally because of the effect of tax-exempt interest income.

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

Outside consultants were engaged to review and assess information technology ("IT") and non-IT systems used by the Company and its subsidiaries in order to determine their Year 2000 compliant status. The consultants were to identify all applications, operating systems and equipment that might be affected by the Year 2000 problem and to help develop appropriate plans to meet compliance standards. As part of the assessment phase, the Year 2000 Committee also defined missions critical systems which included those systems necessary for core business activities of the institutions. These systems include the mainframe computer applications such as deposit, loan and general ledger systems as well as the system operating software. As of December 31, 1998, all mission critical systems were validated and it is anticipated that all remaining non-critical systems will be validated no later than June 30, 1999.

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

As financial institutions, the Subsidiary Banks' compliance has been closely monitored by Federal Regulatory Agencies who completed their last Year 2000 examination during February 1999. As of that date, no regulatory restrictions have been imposed on us by the federal regulators in connection with our current Year 2000 plans and implementation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Frontiers' primary risk is interest rate risk.

The primary objective of Asset/Liability Management at Frontier is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years. Frontier's Asset/Liability Management policy requires cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) to stay within a +/-20%. At March 31, 1999, Frontier's cumulative gap is well within this range through a five-year time frame with the one-year cumulative gap at -1.9%, the two-year at +.7% and the three-year at +5.2%.

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

PART 2. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           (b) Reports on Form 8-K

           During the quarter ended March 31, 1999, no reports were filed for Frontier National Corporation on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FRONTIER NATIONAL CORPORATION

                                           By:  /s/  STEVEN R. TOWNSON
                                               --------------------------
                                           Steven R. Townson
                                           President and Chief Operating Officer