Form 10-Q
period 1999-06-30
FRONTIER NATIONAL CORP
filed 1999-08-16
CIK 1059420

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

   Class A, Common Stock, .001 par      Outstanding at July 25, 1999:3,442,231

                         FRONTIER NATIONAL CORPORATION

                            June 30, 1999 Form 10-Q


                               TABLE OF CONTENTS

                                                                               Page No.
                                                                               --------
Part 1.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets                                      3

                  Consolidated Statements of Income                                4

                  Consolidated Statements of Comprehensive Income                  5

                  Consolidated Statements of Cash Flows                            6

                  Consolidated Statement of Shareholders' Equity                   7

                  Notes to Consolidated Financial Statements                     8 - 10

         Item 2.  Management's Discussion and Analysis of                       11 - 16
                    Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

Part 2.  Other Information

         Item 4. Submission of Matters to a Vote of Security Holders              18

         Item 6. Exhibits and Reports on Form 8-K                                 18


      PART 1. FINANCIAL INFORMATION
      ITEM 1. FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            June 30, 1999
                                                                             (Unaudited)            December 31, 1998
      ASSETS                                                            --------------------        -----------------
      CASH AND DUE FROM BANKS                                             $        8,839,999          $     7,641,569
      INTEREST BEARING DEPOSITS WITH OTHER BANKS                                     877,779                1,139,654
      FEDERAL FUNDS SOLD                                                           7,180,000                6,055,000
      SECURITIES AVAILABLE FOR SALE                                               56,028,934               51,880,882
      LOANS, NET OF UNEARNED INCOME                                              130,536,269              136,202,401
      ALLOWANCE FOR LOAN LOSSES                                                   (1,887,283)              (1,831,241)
      PREMISES AND EQUIPMENT, NET                                                  5,961,018                5,640,882
      CASH SURRENDER VALUE ON LIFE INSURANCE                                       4,951,953                4,834,873
      ACCRUED INTEREST RECEIVABLE                                                  1,611,423                1,498,981
      INTANGIBLE ASSETS, NET                                                       1,337,075                1,627,241
      OTHER ASSETS                                                                 1,765,799                1,504,467
                                                                        --------------------        -----------------
          TOTAL ASSETS                                                    $      217,202,966          $   216,194,709
                                                                        ====================        =================
      LIABILITIES AND SHAREHOLDERS' EQUITY
      LIABILITIES
        DEPOSITS:
         NON-INTEREST BEARING DEPOSITS                                    $       24,370,987          $    26,793,363
         INTEREST BEARING DEPOSITS                                               146,755,046              146,581,851
                                                                        --------------------        -----------------
          TOTAL DEPOSITS                                                         171,126,033              173,375,214
                                                                        --------------------        -----------------
        DIVIDENDS PAYABLE                                                            443,823                  431,746
        ACCRUED INTEREST PAYABLE                                                     973,712                  885,019
        LONG-TERM DEBT                                                            22,042,000               18,557,384
        OTHER LIABILITIES                                                          1,272,309                  457,106
                                                                        --------------------        -----------------
          TOTAL LIABILITIES                                                      195,857,877              193,706,469
                                                                        --------------------        -----------------

      SHAREHOLDERS' EQUITY
       COMMON STOCK ($.001 PAR VALUE; 10,000,000 SHARES
        AUTHORIZED, 3,497,497 ISSUED OF WHICH 3,442,231 ARE
        OUTSTANDING AT JUNE 30, 1999;  $.001 PAR VALUE,
        10,000,000 SHARES AUTHORIZED, 3,497,497 ISSUED OF WHICH
        3,473,497 WERE OUTSTANDING AT DECEMBER 31, 1998)                               3,498                    3,498
       CAPITAL SURPLUS                                                            14,265,547               14,265,547
       RETAINED EARNINGS                                                           8,360,522                8,056,781
       TREASURY STOCK, AT COST (55,266 SHARES AT
        JUNE 30, 1999 AND 24,000 SHARES AT DECEMBER 31, 1998)                       (825,250)                (368,000)
       ACCUMULATED COMPREHENSIVE INCOME (LOSS): NET UNREALIZED
        HOLDING GAINS ON SECURITIES AVAILABLE FOR SALE,
        NET OF DEFERRED INCOME TAX                                                  (459,228)                 530,414
                                                                        --------------------        -----------------
          TOTAL STOCKHOLDERS' EQUITY                                              21,345,089               22,488,240
                                                                        --------------------        -----------------
                                                                        --------------------        -----------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $      217,202,966           $  216,194,709
                                                                        --------------------        -----------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30                              JUNE 30
                                                              ---------------------------        ----------------------------
                                                                  1999            1998              1999              1998
                                                              -----------      ----------        ----------        ----------
INTEREST INCOME
       INTEREST AND FEES ON LOANS                              $3,146,782      $2,541,184        $6,397,540        $5,157,846
       INTEREST AND DIVIDENDS ON SECURITIES
        TAXABLE SECURITIES                                        532,741         150,552           996,953           387,972
        NONTAXABLE SECURITIES                                     265,830         268,416           523,855           407,875
       INTEREST EARNED ON DEPOSITS WITH OTHER BANKS                12,368           6,885            30,216            12,072
       INTEREST EARNED ON FEDERAL FUNDS SOLD                      220,553          83,068           432,790           149,769
                                                              -----------      ----------        ----------        ----------
        TOTAL INTEREST INCOME                                   4,178,274       3,050,105         8,381,354         6,115,534

INTEREST EXPENSE
       INTEREST ON DEPOSITS                                     1,574,858       1,076,669         3,172,311         2,120,409
       INTEREST ON BORROWED FUNDS                                 304,052         292,721           597,533           563,935
                                                              -----------      ----------        ----------        ----------
        TOTAL INTEREST EXPENSE                                  1,878,910       1,369,390         3,769,844         2,684,344

        NET INTEREST INCOME                                     2,299,364       1,680,715         4,611,510         3,431,190
         PROVISION FOR LOAN LOSSES                               (184,474)       (405,150)         (378,779)         (596,800)
                                                              -----------      ----------        ----------        ----------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                              2,114,890       1,275,565         4,232,731         2,834,390

NONINTEREST INCOME
       SERVICE CHARGES ON DEPOSIT ACCOUNTS                        372,777         282,014           721,964           503,757
       COMMISSION INCOME                                          303,926          61,025           588,431            61,025
       OTHER OPERATING INCOME                                     118,063         144,733           234,129           255,223
       SECURITIES GAINS                                                18          59,791                18            60,172
                                                              -----------      ----------        ----------        ----------
        TOTAL NONINTEREST INCOME                                  794,784         547,563         1,544,542           880,177

NONINTEREST EXPENSE
       SALARIES AND EMPLOYEE BENEFITS                           1,061,111         725,721         2,143,875         1,759,494
       NET OCCUPANCY EXPENSE                                      326,980         195,364           661,170           405,232
       OTHER OPERATING EXPENSES                                   733,909         399,999         1,405,284           803,354
                                                              -----------      ----------        ----------        ----------
        TOTAL NONINTEREST EXPENSES                              2,122,000       1,321,084         4,210,329         2,968,080

        INCOME BEFORE INCOME TAXES                                787,674         502,044         1,566,944           746,487
        PROVISION FOR INCOME TAXES                               (174,906)        (93,990)         (375,740)         (123,990)
                                                              -----------      ----------        ----------        ----------
         NET INCOME                                            $  612,768      $  408,054        $1,191,204        $  622,497
                                                              ===========      ==========        ==========        ==========

BASIC EARNINGS PER COMMON SHARE                                $     0.18      $     0.19        $     0.34        $     0.30
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                       3,468,368       2,104,092         3,470,786         2,104,092
EARNINGS PER COMMON SHARE ASSUMING DILUTION                    $     0.17      $     0.19        $     0.34        $     0.30
WEIGHTED AVERAGE SHARES
 OUTSTANDING ASSUMING DILUTION                                  3,513,429       2,104,092         3,515,847         2,104,092

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                               JUNE 30                          JUNE 30
                                                                        ----------------------------------------------------------
                                                                            1999           1998            1999           1998
                                                                        ------------   -----------     -----------   -------------
NET INCOME                                                              $   612,768    $   408,054      $ 1,191,204  $     622,497
OTHER COMPREHENSIVE, NET OF TAX:
      UNREALIZED GAINS (LOSSES) ON SECURITIES:
       UNREALIZED HOLDING GAINS (LOSSES) ARISING
        DURING THE PERIOD                                                (1,523,174)       105,127       (1,604,089)       100,295
       LESS:  RECLASSIFICATION ADJUSTMENTS FOR GAINS
        INCLUDED IN NET INCOME                                                  (18)       (59,792)             (18)       (60,172)
                                                                        -----------    -----------     ------------  -------------
       NET UNREALIZED GAINS (LOSSES)                                     (1,523,192)        45,335       (1,604,107)        40,123
      INCOME TAX RELATED TO ITEMS OF OTHER
        COMPREHENSIVE INCOME                                                581,778        (17,456)         614,465        (15,448)
                                                                        -----------    -----------     ------------  -------------

OTHER COMPREHENSIVE INCOME (LOSS)                                          (941,414)        27,879         (989,642)        24,675
                                                                        -----------    -----------     ------------  -------------
COMPREHENSIVE INCOME (LOSS)                                             $  (328,646)   $   435,933      $   201,562  $     647,172
                                                                        ===========    ===========     ============  =============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                  ------------------------------------
                                                                                      1999                    1998
                                                                                  ------------            ------------
OPERATING ACTIVITIES:
          NET CASH PROVIDED BY OPERATING ACTIVITIES                               $  2,361,666            $  1,153,788

INVESTING ACTIVITIES:
      PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                           6,387,930               5,252,824
      PURCHASES OF SECURITIES AVAILABLE FOR SALE                                   (12,244,861)             (9,775,951)
      LOAN PAYDOWNS, NET                                                             5,304,875               7,368,416
      PURCHASES OF PREMISES AND EQUIPMENT                                             (719,085)               (275,402)
      PROCEEDS FROM SALES OF FIXED ASSETS                                              130,363                       -
      PROCEEDS FROM SALE OF FORECLOSED REAL ESTATE                                           -                   5,320
      PAYMENT OF OFFICERS' LIFE INSURANCE PREMIUMS                                           -                  (9,588)
                                                                                  ------------            ------------
          NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                          (1,140,778)              2,565,619
                                                                                  ------------            ------------

FINANCING ACTIVITIES:
      NET INCREASE (DECREASE) IN DEPOSITS                                           (1,662,635)              3,894,362
      NET INCREASE IN SHORT-TERM BORROWINGS                                            335,936                       -
      DIVIDENDS PAID                                                                  (875,384)               (302,985)
      TREASURY STOCK PURCHASED                                                        (457,250)                      -
      PROCEEDS FROM NOTES PAYABLE                                                    3,500,000                 250,000
                                                                                  ------------            ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                    840,667               3,841,377
                                                                                  ------------            ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            2,061,555               7,560,784

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    14,836,223               6,932,409

                                                                                  ------------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 16,897,778            $ 14,493,193
                                                                                  ============            ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)


                                                                                   ACCUMULATED
                                     COMMON         CAPITAL        RETAINED       COMPREHENSIVE      TREASURY
                                      STOCK         SURPLUS        EARNINGS       INCOME (LOSS)       STOCK          TOTAL
                                    ---------    -------------   ------------    ---------------   -----------    -------------
BALANCE AT
  DECEMBER 31, 1998                 $   3,498    $  14,265,547   $  8,056,781    $       530,414   $  (368,000)   $  22,488,240

CASH DIVIDENDS -
  COMMON                                    -                -       (887,463)                 -             -         (887,463)

PURCHASE OF TREASURY STOCK                  -                -              -                  -      (457,250)        (457,250)

NET CHANGE IN
  UNREALIZED GAINS
  ON SECURITIES                             -                -              -           (989,642)            -         (989,642)

NET INCOME - JUNE 30, 1999                  -                -      1,191,204                  -             -        1,191,204
                                    ---------    -------------   ------------    ---------------   -----------    -------------
BALANCE AT
  JUNE 30, 1999                     $   3,498    $  14,265,547   $  8,360,522    $      (459,228)  $  (825,250)   $  21,345,089
                                    =========    =============   ============    ===============   ===========    =============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                                 JUNE 30, 1999
                                  (UNAUDITED)


NOTE A - Basis of Presentation

The consolidated financial statements include the accounts of Frontier National Corporation (the "Company") and its wholly-owned subsidiaries, Valley National Bank, First National-America's Bank, Frontier Financial Services, Inc., and The Frontier Agency, Inc., collectively, the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for Frontier National Corporation and subsidiaries for the year ended December 31, 1998, included in Form 10-K filed in April 1999.


NOTE B - Income Taxes

The effective tax rates of approximately 24 percent and 17 percent for the six months ended June 30, 1999 and 1998, respectively, are less than the statutory rate principally because of the effect of tax-exempt interest income.


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

At June 30, 1999, the Company had net unrealized losses of $800,477 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in shareholders' equity of $459,228, net of deferred tax asset. There were no trading securities. The net decrease in shareholders' equity as a result of the SFAS 115 adjustment from December 31, 1998 to June 30, 1999 was $989,642. See also Note D - Shareholders' Equity.


NOTE D - Shareholders' Equity

During the first six months of 1999, cash dividends of $887,463 are charged against equity. Equity was also decreased by $989,642 for the change in net unrealized gains on securities. Treasury stock was purchased during the month of June decreasing shareholders' equity $457,250. A 3-for-2 stock split was announced on April 20, 1999. The stock split did not change total stockholders' equity balances. See also Note G - Stock Split and Note H - Treasury Stock.

NOTE E - Business Combination

On August 24, 1998, Valley National Corporation merged with First National Sylacauga Corporation ("FNSC"). FNSC was a bank holding company which owned 100% of First National - America's Bank, a national bank of approximately $136 million in assets. The merger was effected as a reverse purchase acquisition of the Company by FNSC, whereby, the financial statements reflect the ongoing operations of FNSC combined with the accounts of the Company as of the merger date and thereafter. Upon the consummation of the merger the surviving company changed its name to Frontier National Corporation. Operating results and balance sheet information prior to the merger reflect only the balances of FNSC. The impact of the merger on financial condition was an increase to FNSC total assets of approximately $76 million and an increase in liabilities and equity of approximately $67.4 million and $8.6 million, respectively.

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

NOTE G - Stock Split

In April 1999, the Company's Board of Directors declared a 3-for-2 stock split effective May 20, 1999. All earnings per share calculations have been retroactively adjusted as if the stock split had occurred at the beginning of each period presented.

NOTE H - Treasury Stock

During the month of June, 31,266 shares of common stock were acquired and placed in treasury at cost. The treasury stock balance represents 55,266 and 24,000 shares at June 30, 1999 and December 31, 1998, respectively.

NOTE I - Segment Reporting

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

NOTE J - Forward-Looking Statements

Certain statements in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward- looking statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 1999 Form 10-Q.

FINANCIAL CONDITION

June 30, 1999 compared to December 31, 1998

Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 1999. Loans, net of unearned income and reserve for loan losses, were 59.23% of total assets at June 30, 1999 and 62.15% of total assets at December 31, 1998. Total net loans were $128,648,986 at June 30, 1999, representing a 4.26% decrease from the December 31, 1998 total of $134,371,160. This decrease is the result of loan pay-downs since December 31, 1998.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold increased $5,273,052 from December 31, 1998 to June 30, 1999. This increase was due primarily to deposit growth and loan pay-downs. Investment securities and federal funds sold at June 30, 1999 were $63,208,934 compared with $57,935,882 at December 31, 1998, reflecting a 9.10% increase.

Asset Quality

Between December 31,1998 and June 30, 1999, the Company experienced a decrease in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or more, restructured loans, nonaccruing securities, and other real estate) from $1.591 million to $1.251 million. The ratio of loan loss allowance to total nonperforming assets increased from 1.15 to 1.43. The ratio of nonperforming assets to total assets increased from .007 to .009, the ratio of nonperforming loans to total loans decreased from .013 to .0096. All of these ratios are favorable as compared to industry averages, and management is aware of no factors that would suggest that they are prone to erosion in future periods.

Deposits

Total deposits of $171,126,033 at June 30, 1999 decreased $2,249,181 (1.30%)
over total deposits of $173,375,214 at year-end 1998. Deposits are the Company's primary source of funds with which to support its earning assets. Non-interest bearing deposits decreased $2,422,376 or 9.04% from year-end 1998 to June 30, 1999, and interest bearing deposits increased $173,195 (0.12%) from year-end 1998.

Long-term Debt

At June 30, 1999 and December 31, 1998, the Company had notes payable totaling $22,042,000, and $18,557,384, respectively.

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
                                      ===========

Shareholders' Equity

Company shareholders' equity decreased $1,143,151 from December 31, 1998 to June 30, 1999, due to net income of $1,191,204, the declaration of cash dividends of $887,463, the decrease of unrealized gains on securities available-for-sale to an unrealized loss totaling $989,642 net of deferred tax asset and the purchase of treasury stock of $457,250.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets into cash or
cash equivalents without significant loss.   Liquidity management involves
maintaining the Banks' ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $47,371,000 or 36.29% of the total loan portfolio at June 30, 1999 and there are $5,728,332 of investment securities maturing within one year. Other sources of liquidity include short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and non-interest bearing deposit accounts. At June 30, 1999, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $14,000,000. Each of the Company's subsidiary banks is a member of the Federal Home Loan Bank of Atlanta. Membership provides the Company with additional lines of credit for liquidity needs. The Company has also established a line of credit under the parent company for $5,000,000.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to approximately $21,293,000 at June 30, 1999. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was approximately $23,026,000 at June 30, 1999.

The Company's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

Six months ended June 30, 1999 and 1998

Summary

Net earnings of the Company for the six months ended June 30, 1999 were $1,191,204 compared to $622,497 for the same period in 1998, representing a 91.36% increase. This increase was due principally to the business combination of Valley National Corporation and First National Sylacauga Corporation on August 24, 1998 and the acquisition of Wright-Sprayberry Insurance, Inc. and Brown Insurance Agency, Inc. in November 1998.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 1999 increased $2,265,820 (37.05%) from the same period in 1998. This increase was due to higher average outstanding balances of earning assets. Interest expense for the six months ended June 30, 1999 increased $1,085,500 or 40.44% over the corresponding period of 1998. As a result of these factors, net interest income increased $1,180,320 or 34.40% in the six months ended June 30, 1999, compared to the same period of 1998.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Company's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $378,779 for the six months ended June 30, 1999 compared to $596,800 for the same period of 1998. Charge-offs exceeded recoveries by $322,737 for the six months ended June 30, 1999. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.46% at June 30, 1999 compared to 1.34% at year-end 1998.

Non-interest Income

Non-interest income for the six months ended June 30, 1999 was $1,544,542 compared to $880,177 for the same period of 1998. This 75.48% increase was primarily due to an increase in commissions realized of $527,406 in the first six months of 1998 as compared to the same period of 1998. Significant components of non-interest income are as follows: Service charges on deposits increased $218,207 (43.32%), insurance commissions increased $527,406, and other operating income decreased $21,094.

Non-interest Expenses

Non-interest expenses for the six months ended June 30, 1999 were $4,210,329 reflecting a 41.85% increase over the same period of 1998. The primary components of non-interest expenses are salaries and employee benefits, which increased to $2,143,875 for the six months ended June 30, 1999, 21.85% higher than in the same period of 1998. Occupancy costs increased $255,938 primarily because the company has invested extensively in data processing equipment in preparation for the merger, the combination of each subsidiary's data processing functions and preparation for the year 2000.

Income Taxes

The Company attempts to maximize its net income through active tax planning.
The provision for income taxes of $375,740 for the six months ended June 30, 1999 increased $251,750 compared to the same period of 1998, due to the increase in income before tax. Taxes as a percent of earnings increased from 16.61% to 23.98%. The effective tax rate of approximately 23.98% is less than the statutory rate principally because of the effect of tax-exempt interest income.

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

During 1998, First National - America's Bank and Valley National Bank, who are wholly-owned subsidiaries of Frontier, combined their Year 2000 Task Force Committees, previously formed during 1997, to serve both Banks from the holding company level. The Committee's first responsibility was to make the Board of Directors aware of the Year 2000 threat and to review the banks' status regarding Year 2000 in order to determine the required action in their effort to prepare for transition into the new millennium.

Outside consultants were engaged to review and assess information technology ("IT") and non-IT systems used by the Company and its subsidiaries in order to determine their Year 2000 compliant status. The consultants were to identify all applications, operating systems and equipment that might be affected by the Year 2000 problem and to help develop appropriate plans to meet compliance standards. As part of the assessment phase, the Year 2000 Committee also defined mission critical systems that included those systems necessary for core business activities of the institutions. These systems include the mainframe computer applications such as deposit, loan and general ledger systems as well as the system operating software. As of June 30, 1999, all mission critical systems were successfully validated or tested by the Company's software vendor and a Certified Public Accounting firm reviewed the results. Also, software for all ATM systems was successfully tested.

The Subsidiary Banks have spent more than $700,000 in renovating its computer hardware and software to ensure Year 2000 compliance. The renovation period was completed October 1998. These costs have been capitalized and will be amortized over the life of the related assets. The Banks have spent an additional $3,500 to test the core system and $1,000 for a review of the test results by a CPA firm.

The Banks have evaluated all significant credit customer relationships to determine any risk represented to the Banks by the impact of Year 2000 on customers operations. Based on this evaluation, the Banks are not aware of more than normal credit risk associated with these relationships and management does not believe that any special additions to the allowance for loan losses are necessary. This assessment will be ongoing throughout 1999 in order to identify any changes in the readiness of its credit customers that could negatively impact the Subsidiary Banks.

The Banks have worked to assess Year 2000 readiness of vendors, business partners and other counter parties, focusing on those considered critical to the Banks operations. To analyze possible cash demands by depositors, we have determined the number of households and projected the cash demands by doing assumptions of withdrawals per household. Management has also reviewed all of the Banks' funding sources and recently applied to use the Federal Discount Window as part of our contingency plan for funding.

Management will continue to monitor and evaluate the Year 2000 readiness of third parties and take appropriate measures to mitigate the risk to the Banks where Year 2000 noncompliance by third parties could have a material adverse impact on the financial condition of the Banks.

First National-America's Bank and Valley National Bank have an ongoing Year 2000 customer awareness program with promotions through the news media, including newspaper articles and radio broadcasts. Brochures have also been enclosed in customer statements in an effort to ensure that they are kept abreast of the Subsidiary Banks' Year 2000 status.

Management has completed its remediation and validation efforts as required by its regulators, the Comptroller of the Currency, and anticipates no disruptions in any of its operations. However, in the event of a disruption to business due to natural disasters, utility outages or other occurrences, a Contingency and Business Resumption plan has been implemented so that operations will not be interrupted and customers will continue to be served in a prompt manner. These plans will be tested on or before August 31, 1999 to ensure the adequacy of the plan.

As financial institutions, the Banks' compliance has been closely monitored by Federal Regulatory Agencies who completed their last Year 2000 examination during July 1999. As of that date, no regulatory restrictions have been imposed on us by the federal regulators in connection with our current Year 2000 plan and implementation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Frontiers' primary risk is interest rate risk.

The primary objective of Asset/Liability Management at Frontier is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years. Frontier's Asset/Liability Management policy requires cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) to stay within a +/-20%. At June 30, 1999, Frontier's cumulative gap is well within this range through a five-year time frame with the one-year cumulative gap at-4.71%, the two-year at +0.84% and the three-year at +4.29%.

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

PART 2.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

     On May 17, 1999, the Company held its 1999 Annual Meeting of Shareholders. The following items were presented to a vote of holders (the
     "Shareholders") of the Company's outstanding Common Stock.

          1. The Shareholders elected (a) Harry I Brown, Jr., (b) Steven R. Townson, (c) Wesley L. Bowden, Jr., (d) Harry I. Brown, Sr., (e) Charles M. Reeves, Jr., (f) Raymond C. Styres, (g) Christopher N. Zodrow, (h) Steven E. Sprayberry to the Company's Board of Directors to serve as directors for the ensuing year and until successors are appointed or elected.
          2. The Shareholders adopted the 1999 Statuatory-Nonstatuatory Stock Option Plan.
          3. The shareholders appointed Schauer, Taylor, Cox & Vise, P.C. as the Company's auditors for the 1999 fiscal year.
          4. The shareholders amended the Articles of Incorporation changing the principal address of the company to 43 North Broadway, Sylacauga, Alabama, 35150.

     The number of votes for each of the above is summarized in the table below.

---------------------------------------------------------------------------------------------------
        Item Submitted to Shareholders              For        Against      Abstain       Total
---------------------------------------------------------------------------------------------------
(1)(a)Election of Harry I. Brown, Jr.              1,716,905           0            0     1,716,905
---------------------------------------------------------------------------------------------------
(1)(b)Election of Steven R. Townson                1,711,779       5,126            0     1,716,905
---------------------------------------------------------------------------------------------------
(1)(c)Election of Wesley L. Bowden, Jr.            1,716,905           0            0     1,716,905
---------------------------------------------------------------------------------------------------
(1)(d)Election of Harry I. Brown, Sr.              1,716,905           0            0     1,716,905
---------------------------------------------------------------------------------------------------
(1)(e)Election of Charles M. Reeves, Jr.           1,716,905           0            0     1,716,905
---------------------------------------------------------------------------------------------------
(1)(f)Election of Raymond C. Styres                1,716,905           0            0     1,716,905
---------------------------------------------------------------------------------------------------
(1)(g)Election of Christopher N. Zodrow            1,716,905           0            0     1,716,905
---------------------------------------------------------------------------------------------------
(1)(h)Electrion of Steven E. Sprayberry            1,716,905           0            0     1,716,905
---------------------------------------------------------------------------------------------------
(2)Adoption of 1999 Statuatory-Nonstatuatory       1,699,201      11,296        6,408     1,716,905
 Stock Option Plan
---------------------------------------------------------------------------------------------------
(3)Appointment of Schauer, Taylor, Cox &           1,699,219       9,612        8,074     1,716,905
 Vise, P.C. as auditors
---------------------------------------------------------------------------------------------------
(4)Amendment to Articles of Incorporation          1,710,497           0        6,408     1,716,905
---------------------------------------------------------------------------------------------------


     Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit 11 - Statement RE: Computation of Earnings per Share
     (b)  Reports on Form 8-K
          During the quarter ended June 30, 1999, one report was filed for Frontier National Corporation on Form 8-K announcing a 3-for-2 stock split to all shareholders as of record on April 20, 1999. Additionally, the Board announced that it will initiate a stock repurchase plan to purchase up to 5% of outstanding shares in the open market beginning in May, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRONTIER NATIONAL CORPORATION

Date:  August 16, 1999             By:  /s/  STEVEN R. TOWNSON
                                      ------------------------------------------
                                   Steven R. Townson
                                   President and Chief Executive Officer