Form 10-Q
period 1999-09-30
FRONTIER NATIONAL CORP
filed 1999-11-12
CIK 1059420

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ____
                                      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A, Common Stock, .001 par           Outstanding at October 31, 1999: 3,439,357

                         FRONTIER NATIONAL CORPORATION

                         September 30, 1999 Form 10-Q


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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                      September 30, 1999
                                                                                         (Unaudited)            December 31, 1998
                                                                                      -------------------      -------------------
      ASSETS
      CASH AND DUE FROM BANKS                                                         $    11,514,877           $    7,641,569
      INTEREST BEARING DEPOSITS WITH OTHER BANKS                                              468,606                1,139,654
      FEDERAL FUNDS SOLD                                                                    3,430,000                6,055,000
      SECURITIES AVAILABLE FOR SALE                                                        53,667,382               51,880,882
      LOANS, NET OF UNEARNED INCOME                                                       131,499,085              136,202,401
      ALLOWANCE FOR LOAN LOSSES                                                            (1,935,172)              (1,831,241)
      PREMISES AND EQUIPMENT, NET                                                           6,469,671                5,640,882
      CASH SURRENDER VALUE ON LIFE INSURANCE                                                5,011,530                4,834,873
      ACCRUED INTEREST RECEIVABLE                                                           1,641,313                1,498,981
      INTANGIBLE ASSETS, NET                                                                1,530,642                1,627,241
      OTHER ASSETS                                                                          1,847,310                1,504,467
                                                                                      ---------------           --------------
           TOTAL ASSETS                                                               $   215,145,244           $  216,194,709
                                                                                      ===============           ==============

      LIABILITIES AND SHAREHOLDERS' EQUITY
      LIABILITIES
        DEPOSITS:
          NON-INTEREST BEARING DEPOSITS                                               $    24,150,650           $   26,793,363
          INTEREST BEARING DEPOSITS                                                       143,468,708              146,581,851
                                                                                      ---------------           --------------
              TOTAL DEPOSITS                                                              167,619,358              173,375,214
                                                                                      ---------------           --------------
        DIVIDENDS PAYABLE                                                                     438,817                  431,746
        ACCRUED INTEREST PAYABLE                                                              869,565                  885,019
        LONG-TERM DEBT                                                                     24,042,000               18,557,384
        OTHER LIABILITIES                                                                   1,438,811                  457,106
                                                                                      ---------------           --------------
           TOTAL LIABILITIES                                                              194,408,551              193,706,469
                                                                                      ---------------           --------------
      SHAREHOLDERS' EQUITY
        COMMON STOCK ($.001 PAR VALUE; 10,000,000 SHARES AUTHORIZED, 3,497,497
          ISSUED OF WHICH 3,436,657 ARE OUTSTANDING AT SEPTEMBER 30, 1999; $.001
          PAR VALUE, 10,000,000 SHARES AUTHORIZED, 3,497,497 ISSUED OF WHICH
          3,473,497 WERE OUTSTANDING AT DECEMBER 31, 1998)                                      3,498                    3,498
        CAPITAL SURPLUS                                                                    14,264,005               14,265,547
        RETAINED EARNINGS                                                                   8,433,100                8,056,781
        TREASURY STOCK, AT COST (60,840 SHARES AT SEPTEM-
          BER 30, 1999 AND 24,000 SHARES AT DECEMBER 31, 1998)                               (911,874)                (368,000)
        ACCUMULATED COMPREHENSIVE INCOME (LOSS): NET UNREALIZED
          HOLDING GAINS ON SECURITIES AVAILABLE FOR SALE,
          NET OF DEFERRED INCOME TAX                                                       (1,052,036)                 530,414
                                                                                      ---------------           --------------
            TOTAL STOCKHOLDERS' EQUITY                                                     20,736,693               22,488,240
                                                                                      ---------------           --------------
                                                                                      ---------------           --------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   215,145,244           $  216,194,709
                                                                                      ---------------           --------------

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30                      SEPTEMBER 30
                                                                ------------------------------   ------------------------------
                                                                   1999              1998            1999             1998
                                                                ------------      ------------   -------------     ------------
INTEREST INCOME
      INTEREST AND FEES ON LOANS                                $  3,118,543      $  2,652,997    $  9,516,084     $  7,810,843
      INTEREST AND DIVIDENDS ON SECURITIES
        TAXABLE SECURITIES                                           536,212           124,573       1,533,165          512,545
        NONTAXABLE SECURITIES                                        292,659           399,047         816,514          806,922
      INTEREST EARNED ON DEPOSITS WITH OTHER BANKS                    10,201             4,315          40,417           16,387
      INTEREST EARNED ON FEDERAL FUNDS SOLD                           90,442           162,113         523,232          311,882
                                                                ------------      ------------    ------------     ------------
        TOTAL INTEREST INCOME                                      4,048,057         3,343,045      12,429,412        9,458,579

INTEREST EXPENSE
      INTEREST ON DEPOSITS                                         1,497,523         1,264,188       4,669,834        3,384,597
      INTEREST ON BORROWED FUNDS                                     312,805           315,606         910,338          879,540
                                                                ------------      ------------    ------------     ------------
        TOTAL INTEREST EXPENSE                                     1,810,328         1,579,794       5,580,172        4,264,137

        NET INTEREST INCOME                                        2,237,729         1,763,251       6,849,240        5,194,442
          PROVISION FOR LOAN LOSSES                                 (103,820)         (194,144)       (482,599)        (790,944)
                                                                ------------      ------------    ------------     ------------
        NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                                2,133,909         1,569,107       6,366,641        4,403,498

NONINTEREST INCOME
      SERVICE CHARGES ON DEPOSIT ACCOUNTS                            367,687           242,167       1,089,651          745,924
      COMMISSION INCOME                                              259,544           125,289         847,975          186,314
      OTHER OPERATING INCOME                                         102,128           150,923         336,257          406,146
      SECURITIES GAINS                                                39,004                 -          39,022           60,172
                                                                ------------      ------------    ------------     ------------
        TOTAL NONINTEREST INCOME                                     768,363           518,379       2,312,905        1,398,556

NONINTEREST EXPENSE
      SALARIES AND EMPLOYEE BENEFITS                               1,101,091           784,382       3,244,966        2,543,876
      NET OCCUPANCY EXPENSE                                          365,715           255,496       1,026,885          660,727
      OTHER OPERATING EXPENSES                                       663,991           587,322       2,069,275        1,390,676
                                                                ------------      ------------    ------------     ------------
        TOTAL NONINTEREST EXPENSES                                 2,130,797         1,627,200       6,341,126        4,595,279

        INCOME BEFORE INCOME TAXES                                   771,475           460,286       2,338,420        1,206,775

        PROVISION FOR INCOME TAXES                                  (260,082)         (141,427)       (635,822)        (265,417)
                                                                ------------      ------------    ------------     ------------
          NET INCOME                                            $    511,393      $    318,859    $  1,702,598     $    941,358
                                                                ============      ============    ============     ============

BASIC EARNINGS PER COMMON SHARE                                 $       0.15      $       0.12    $       0.49     $       0.42

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                          3,440,010         2,691,141       3,460,060        2,256,588

EARNINGS PER COMMON SHARE ASSUMING DILUTION                     $       0.15      $       0.12    $       0.49     $       0.42

WEIGHTED AVERAGE SHARES
    OUTSTANDING ASSUMING DILUTION                                  3,485,010         2,714,253       3,505,060        2,264,376

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                              SEPTEMBER 30                   SEPTEMBER 30
                                                                      ---------------------------    ----------------------------
                                                                        1999              1998           1999            1998
                                                                      ---------        ----------    ------------     -----------
NET INCOME                                                            $ 511,393        $  318,859    $  1,702,598     $   941,358
OTHER COMPREHENSIVE, NET OF TAX:
      UNREALIZED GAINS (LOSSES) ON SECURITIES:
         UNREALIZED HOLDING GAINS (LOSSES) ARISING
              DURING THE PERIOD                                        (863,485)          424,586      (2,467,574)        476,668
         LESS:  RECLASSIFICATION ADJUSTMENTS FOR GAINS
             (LOSSES) INCLUDED IN NET INCOME                            (39,004)                -         (39,022)        (60,172)
                                                                      ---------        ----------    ------------     -----------
         NET UNREALIZED GAINS (LOSSES)                                 (902,489)          424,586      (2,506,596)        416,496
      INCOME TAX RELATED TO ITEMS OF OTHER
              COMPREHENSIVE INCOME (LOSS)                               309,681          (121,091)        924,146        (120,146)
                                                                      ---------        ----------    ------------     -----------
OTHER COMPREHENSIVE INCOME (LOSS)                                      (592,808)          303,495      (1,582,450)        296,350
                                                                      ---------        ----------    ------------     -----------
COMPREHENSIVE INCOME (LOSS)                                           $ (81,415)       $  622,354    $    120,148     $ 1,237,708
                                                                      =========        ==========    ============     ===========

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30
                                                                                          ---------------------------------
                                                                                              1999                1998
                                                                                          -------------       -------------
OPERATING ACTIVITIES:
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $   2,991,240       $   2,286,667

INVESTING ACTIVITIES:
      PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                   16,306,555           7,827,139
      PURCHASES OF SECURITIES AVAILABLE FOR SALE                                            (20,703,780)        (13,212,172)
      LOAN PAYDOWNS, NET                                                                      4,278,523           6,393,020
      PURCHASES OF PREMISES AND EQUIPMENT                                                    (1,391,968)           (839,687)
      PROCEEDS FROM SALES OF FIXED ASSETS                                                       156,788              20,200
      PROCEEDS FROM SALE OF FORECLOSED REAL ESTATE                                                    -                   -
      EFFECT OF BUSINESS COMBINATION                                                                  -           3,970,156
                                                                                          -------------       -------------
          NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                   (1,353,882)          4,158,656
                                                                                          -------------       -------------

FINANCING ACTIVITIES:
      NET INCREASE (DECREASE) IN DEPOSITS                                                    (5,169,310)          3,265,700
      NET INCREASE IN SHORT-TERM BORROWINGS                                                     473,836           1,433,929
      DIVIDENDS PAID                                                                         (1,319,207)           (565,572)
      TREASURY STOCK PURCHASED                                                                 (545,417)                  -
      PROCEEDS FROM NOTES PAYABLE, NET                                                        5,500,000             250,000
                                                                                          -------------       -------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                          (1,060,098)          4,384,057
                                                                                          -------------       -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       577,260          10,829,380

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             14,836,223           6,932,409

                                                                                          -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  15,413,483       $  17,761,789
                                                                                          =============       =============

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                                                                 ACCUMULATED
                                      COMMON        CAPITAL       RETAINED      COMPREHENSIVE      TREASURY
                                       STOCK        SURPLUS       EARNINGS      INCOME (LOSS)       STOCK          TOTAL
                                   ------------  ------------- -------------- ----------------- --------------- ------------
BALANCE AT
  DECEMBER 31, 1998                $      3,498  $  14,265,547 $   8,056,781  $      530,414    $  (368,000)    $ 22,488,240

CASH DIVIDENDS -
  COMMON                                      -              -    (1,326,279)              -              -       (1,326,279)

PURCHASE OF TREASURY STOCK                    -              -             -               -       (584,636)        (584,636)

REISSUANCE OF TREASURY STOCK                            (1,542)                                      40,762           39,220

NET CHANGE IN
  UNREALIZED GAINS
  ON SECURITIES                               -              -             -      (1,582,450)             -       (1,582,450)

NET INCOME - SEPTEMBER 30, 1999
                                              -              -     1,702,598               -              -        1,702,598
BALANCE AT
                                   ------------  ------------- -------------  --------------    -----------     ------------
  SEPTEMBER 30, 1999               $      3,498  $  14,264,005 $   8,433,100  $   (1,052,036)   $  (911,874)    $ 20,736,693
                                   ============  ============= =============  ==============    ===========     ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)


NOTE A - Basis of Presentation

The consolidated financial statements include the accounts of Frontier National Corporation (the "Company") and its wholly-owned subsidiaries, Valley National Bank, First National-America's Bank, Frontier Financial Services, Inc., and The Frontier Agency, Inc., collectively, the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for Frontier National Corporation and subsidiaries for the year ended December 31, 1998, included in Form 10-K filed in April 1999.

NOTE B - Income Taxes

The effective tax rates of approximately 27 percent and 22 percent for the nine months ended September 30, 1999 and 1998, respectively, are less than the statutory rate principally because of the effect of tax-exempt interest income.

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

At September 30, 1999, the Company had net unrealized losses of $1,702,966 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in shareholders' equity of $1,052,036, net of deferred tax asset. There were no trading securities.

The net decrease in shareholders' equity as a result of the SFAS 115 adjustment from December 31, 1998 to September 30, 1999 was $1,582,450. See also Note D - Shareholders' Equity.

NOTE D - Shareholders' Equity

During the first nine months of 1999, cash dividends of $1,326,279 are charged against equity. Equity was also decreased by $1,582,450 for the change in net unrealized gains to losses on securities. Treasury stock was purchased during the year decreasing shareholders' equity $584,636. Treasury stock was also reissued increasing shareholders' equity $39,220. A 3-for-2 stock split was announced on April 20, 1999. The stock split did not change total stockholders' equity balances. See also Note G - Stock Split and Note H - Treasury Stock.

NOTE E - Business Combination

On August 24, 1998, Valley National Corporation merged with First National Sylacauga Corporation ("FNSC"). FNSC was a bank holding company that owned 100% of First National - America's Bank, a national bank of approximately $136 million in assets. The merger was effected as a reverse purchase acquisition of the Company by FNSC, whereby, the financial statements reflect the ongoing operations of FNSC combined with the accounts of the Company as of the merger date and thereafter. Upon the consummation of the merger the surviving company changed its name to Frontier National Corporation. Operating results and balance sheet information prior to the merger reflect only the balances of FNSC. The impact of the merger on financial condition was an increase to FNSC total assets of approximately $76 million and an increase in liabilities and equity of approximately $67.4 million and $8.6 million, respectively.

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

NOTE H - Treasury Stock

During the year, 39,499 shares of common stock were acquired and placed in treasury at cost and 2,659 were reissued and accounted for on a first-in-first-out method. The treasury stock balance represents 60,840 and 24,000 shares at September 30, 1999 and December 31, 1998, respectively.

NOTE I - Segment Reporting

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

NOTE J - Forward-Looking Statements

Certain statements in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 1999 Form 10-Q.

FINANCIAL CONDITION

September 30, 1999 compared to December 31, 1998

Loans

Loans comprised the largest single category of the Company's earning assets on September 30, 1999. Loans, net of unearned income and reserve for loan losses, were 60.22% of total assets at September 30, 1999 and 62.15% of total assets at December 31, 1998. Total net loans were $129,563,913 at September 30, 1999, representing a 3.58% decrease from the December 31, 1998 total of $134,371,160. This decrease is the result of loan pay-downs since December 31, 1998.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold decreased $838,500 from December 31, 1998 to September 30, 1999. Investment securities and federal funds sold at September 30, 1999 were $57,097,382 compared with $57,935,882 at December 31, 1998, reflecting a 1.45% decrease.

Asset Quality

Between December 31, 1998 and September 30, 1999, the Company experienced a decrease in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or more, restructured loans, nonaccruing securities, and other real estate) from $1.591 million to $1.303 million. The ratio of loan loss allowance to total nonperforming assets increased from 1.15 to 1.48. The ratio of nonperforming assets to total assets decreased from .007 to .006, the ratio of nonperforming loans to total loans decreased from .013 to .008. All of these ratios are favorable as compared to industry averages, and management is aware of no factors that would suggest that they are prone to erosion in future periods.

Deposits

Total deposits of $167,619,358 at September 30, 1999 decreased $5,755,856 (3.32%) under total deposits of $173,375,214 at year-end 1998. Deposits are the Company's primary source of funds with which to support its earning assets. Non-interest bearing deposits decreased $2,642,713 or 9.86% from year-end 1998 to September 30, 1999, and interest bearing deposits decreased $3,113,143 (2.12%) from year-end 1998.

Long-term Debt

At September 30, 1999 and December 31, 1998, the Company had notes payable totaling $24,042,000, and $18,557,384, respectively.

Maturities of long-term debt for the years ending December 31 are as follows:


                  2000              $  1,100,000
                  2001                   350,000
                  2002                         0
                  2003                 2,500,000
                  2004                 5,500,000
                  Thereafter          14,592,000
                                    ------------
                  Total             $ 24,042,000
                                    ============

Shareholders' Equity

Company shareholders' equity decreased $1,751,547 from December 31, 1998 to September 30, 1999, due to net income of $1,702,598, the declaration of cash dividends of $1,326,279, the decrease of unrealized gains on securities available-for-sale to an unrealized loss totaling $1,582,450 net of deferred tax asset, the purchase of treasury stock of $584,636 and the reissuance of treasury stock of $39,220.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $28.975 million or 22.03% of the total loan portfolio at September 30, 1999 and there are $6.719 million of investment securities maturing within one year. Other sources of liquidity include short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and non-interest bearing deposit accounts. At September 30, 1999, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $14,000,000. Each of the Company's subsidiary banks is a member of the Federal Home Loan Bank of Atlanta. Membership provides the Company with additional lines of credit for liquidity needs. The Company has also established a line of credit under the parent company for $5,000,000.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to approximately $20,258,000 at September 30, 1999. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was approximately $22,041,000 at September 30, 1999.

The Company's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

Nine months ended September 30, 1999 and 1998

Summary

Net earnings of the Company for the nine months ended September 30, 1999 were $1,702,598 compared to $941,358 for the same period in 1998, representing a 80.87% increase. This increase was due principally to the business combination of Valley National Corporation and First National Sylacauga Corporation on August 24, 1998 and the acquisition of Wright-Sprayberry Insurance, Inc. and Brown Insurance Agency, Inc. in November 1998.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 1999 increased $2,970,833 (31.41%) from the same period in 1998. This increase was due to higher average outstanding balances of earning assets. Interest expense for the nine months ended September 30, 1999 increased $1,316,035 or 30.86% over the corresponding period of 1998. As a result of these factors, net interest income increased $1,654,798 or 31.86% in the nine months ended September 30, 1999, compared to the same period of 1998.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Company's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $482,599 for the nine months ended September 30, 1999 compared to $790,944 for the same period of 1998. Charge-offs exceeded recoveries by $378,668 for the nine months ended September 30, 1999. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.47% at September 30, 1999 compared to 1.34% at year-end 1998.

Non-interest Income

Non-interest income for the nine months ended September 30, 1999 was $2,312,905 compared to $1,398,556 for the same period of 1998. This 65.38% increase was primarily due to an increase in commissions realized of $661,661 in the first nine months of 1998 as compared to the same period of 1998. Significant components of non-interest income are as follows: Service charges on deposits increased $343,727 (46.08%), insurance commissions increased $661,661, and other operating income decreased $69,889.

Non-interest Expenses

Non-interest expenses for the nine months ended September 30, 1999 were $6,341,126 reflecting a 37.99% increase over the same period of 1998. The primary components of non-interest expenses are salaries and employee benefits, which increased to $3,244,966 for the nine months ended September 30, 1999, 27.56% higher than in the same period of 1998. Occupancy costs increased $366,158 primarily because the company has invested extensively in data processing equipment in preparation for the merger, the combination of each subsidiary's data processing functions and preparation for the year 2000.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $635,822 for the nine months ended September 30, 1999 increased $370,405 compared to the same period of 1998, due to the increase in income before income taxes. Taxes as a percent of earnings increased from 21.99% to 27.19%. The effective tax rate of approximately 27.19% is less than the statutory rate principally because of the effect of tax-exempt interest income.

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

Outside consultants were engaged to review and assess information technology ("IT") and non-IT systems used by the Company and its subsidiaries in order to determine their Year 2000 compliant status. The consultants were to identify all applications, operating systems and equipment that might be affected by the Year 2000 problem and to help develop appropriate plans to meet compliance standards. As part of the assessment phase, the Year 2000 Committee also defined mission critical systems that included those systems necessary for core business activities of the institutions. These systems include the mainframe computer applications such as deposit, loan and general ledger systems as well as the system operating software. As of September 30, 1999, all mission critical systems were successfully validated or tested by the Company's software vendor and a Certified Public Accounting firm reviewed the results. Also, software for all ATM systems was successfully tested.

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

Management has completed its remediation and validation efforts as required by its regulators, the Comptroller of the Currency, and anticipates no disruptions in any of its operations. However, in the event of a disruption to business due to natural disasters, utility outages or other occurrences, a Contingency and Business Resumption plan has been implemented so that operations will not be interrupted and customers will continue to be served in a prompt manner. These plans were tested and the adequacy of the plan has been ensured.

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

PART 2.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit 11 - Statement RE: Computation of Earnings per Share
     (b)  Reports on Form 8-K
          During the quarter ended September 30, 1999, no reports were filed for Frontier National Corporation on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FRONTIER NATIONAL CORPORATION

                                         By: /s/ STEVEN R. TOWNSON
                                             ---------------------------------
                                         Steven R. Townson
                                         President and Chief Executive Officer