Form 10-K
period 1999-12-31
FRONTIER NATIONAL CORP
filed 2000-03-30
CIK 1059420

SECURITIES AND EXCHANGE COMMISSIONS
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K
                                -----------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999        COMMISSION FILE NO. 000-24853



                          FRONTIER NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        ALABAMA                                           72-1355228
------------------------                    ------------------------------------
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                43 NORTH BROADWAY
                            SYLACAUGA, ALABAMA 35150
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (334) 644-5419
                         (REGISTRANT'S TELEPHONE NUMBER)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                         ON WHICH REGISTERED
        -------------------                         -------------------
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

                                YES [X]   NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |_|


      AS OF MARCH 26, 2000 THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES WAS $23,874,537.

 INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASS OF COMMON
                   STOCK, AS OF THE LATEST PRACTICABLE DATE.


             CLASS                                 OUTSTANDING AT MARCH 15, 2000
-----------------------------                      -----------------------------
COMMON STOCK, $.001 PAR VALUE                                3,415,863

  DOCUMENTS INCORPORATED BY REFERENCE         PART OF 10-K IN WHICH INCORPORATED
---------------------------------------       ----------------------------------
PROXY STATEMENT FOR 2000 ANNUAL MEETING                   PART III

================================================================================

                                     PART I

ITEM 1 - BUSINESS

         Frontier National Corporation ("Frontier" or the "Company"), incorporated in Alabama, is a bank holding company that commenced operations in 1997 as Valley National Corporation. The Company is headquartered in Sylacauga, Alabama and engages in a variety of banking services. Its principal assets are the capital stock of Frontier National Bank in Lanett, Alabama and Frontier National Bank in Sylacauga, Alabama (the "Subsidiary Banks"), both are wholly-owned subsidiaries of the Company and are national banking associations. Frontier National Bank in Lanett was formerly named Valley National Bank and Frontier National Bank in Sylacauga was formerly named First National-America's Bank. As part of the Company's strategic plan, the names were officially changed on November 29, 1999. At December 31, 1999, Frontier had total assets of $219 million and stockholders' equity of $20.2 million.

EMPLOYEES

         As of December 31, 1999, Frontier and its subsidiaries had approximately 127 full-time employees. The employees are not represented by a collective bargaining unit. Frontier believes its relationship with its employees to be good.

BANKING SERVICES

         Commercial banking is Frontier's predominant business, with special emphasis in retail banking, including the acceptance of checking and savings deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It also offers collections, notary public services, and other customary bank services to its customers. Frontier provides ancillary financial services through two wholly owned subsidiaries of Frontier National Bank in Sylacauga, Alabama. Frontier Financial Services, Inc., an Alabama corporation ("Frontier Financial"), formed in 1993, is a consumer finance company located in four Alabama cities. The Frontier Agency, Inc. is an insurance agency that was recently formed and is headquartered in Sylacauga, Alabama.

BUSINESS COMBINATIONS

         On April 30, 1999, the Frontier Agency Inc., a subsidiary of Frontier National Bank in Sylacauga entered into an asset purchase agreement with the Lawrence-Jones Insurance and Real Estate Agency, Inc. whereas assets valuing $136,700 were purchased with cash.

COMPETITION

         All phases of Frontier's banking activities are highly competitive. Frontier competes actively with regional and community banks, as well as finance companies, credit unions and other financial institutions located in its service areas.

FORWARD-LOOKING STATEMENTS

         In this report and in documents incorporated herein by reference, the Company may make statements related to the future results of the Company that may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe, expect, anticipate, intend, estimate" and similar expressions. These statements may relate to, among other things, unforeseen or unanticipated costs, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company's markets, equity and fixed income market fluctuations, personal and corporate customer's bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties, many of which are beyond the Company's control.


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

         Frontier National Bank in Lanett and Frontier National Bank in Sylacauga are "affiliates" of Frontier within the meaning of the Federal Reserve Act. This act places restrictions on a bank's loans or extensions of credit to, purchases of or investments in the securities of, and purchases of assets from an affiliate, a bank's loans or extensions of credit to third parties collateralized by the securities or obligations of an affiliate, the issuance of guarantees, acceptances, and letters of credit on behalf of an affiliate, and certain bank transactions with an affiliate, or with respect to which an affiliate acts as agent, participates, or has a financial interest. Furthermore, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

         The Gramm-Leach-Bliley Act adopted in November 1999 has been referred to as the most important banking bill in over 60 years. The most significant provisions ratify new powers for banks and bank holding companies, especially in the areas of securities and insurance. The Act also includes requirements regarding the privacy and protection of customer information held by financial institutions, as well as many other providers of financial services. There are provisions providing for functional regulation of the various services provided by institutions among different regulators. There are other provisions which limit the future expansion of unitary thrift holding companies which now prevent companies like Wal-Mart from owning a thrift institution. Finally, among many other sections of the Act, there is some relief for small banks from the regulatory burden of the Community Reinvestment Act. The regulatory agencies are required to adopt many new regulations to implement the Act.

         Under the Community Reinvestment Act ("CRA"), as implemented by Federal Reserve Board and OCC regulations, holding companies and national banks have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the Federal Reserve Board and the OCC, in connection with their examination of holding companies or banks, to assess the companies' record of meeting the credit needs of their communities and to take such record into account in its evaluation of certain applications by such institution. The FIRREA amended the CRA to require public disclosure of an institution's CRA rating and to require that the Federal Reserve Board and the OCC provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the then existing five-tiered numerical rating system. Frontier and its subsidiaries are subject to these regulations.

         Alabama law contains limitations on the interest rates that may be charged on various types of loans. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All national banks must become and remain insured banks under the FDIC. (See 12 U.S.C. ss. 1811, et seq.).

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


              [The remainder of this page intentionally left blank]

ITEM 1 - STATISTICAL DISCLOSURE
                                                                         Page(s)

Loan Portfolio...........................................................    13
Selected Loan Maturity and Interest Rate Sensitivity.....................    13
Securities Portfolio.....................................................    14
Securities Portfolio Maturity Schedule...................................    15
Maturities of Large Time Deposits........................................    16
Maturities of Long-Term Debt.............................................    17
Return on Equity and Assets..............................................    18
Capital Adequacy Ratios..................................................    19
Interest Rate Sensitivity Analysis.......................................    20
Consolidated Average Balances, Interest Income/Expense and Yields/Rates..    23
Rate/Volume Variance Analysis............................................    24
Summary of Loan Loss Experience..........................................    26
Allocation of Loan Loss Reserve..........................................    26
Nonperforming Assets.....................................................    27
Noninterest Income.......................................................    28
Noninterest Expense...................................................... 28-29

ITEM 2 - PROPERTIES

         The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The principal executive offices of the Company are located at 43 N. Broadway, Sylacauga, Alabama. The Subsidiary Banks own various offices and facilities in Alabama. Frontier National Bank in Lanett operates in one location in Lanett, Alabama and two in Valley, Alabama and Frontier National Bank in Sylacauga operates in one location in Sylacauga, Alabama and has another branch in Childersburg, Alabama. Frontier owns four of these locations and leases the other one. An additional branch in Sylacauga, Alabama is currently under construction with expected completion in the second quarter of the year 2000. Frontier National Bank in Sylacauga has purchased land in Chelsea, Alabama and Frontier National Bank in Lanett has purchased land in Auburn, Alabama. Both land purchases are for the purpose of building a branch at each location. Frontier National Corporation is also constructing a building in Sylacauga, Alabama for use in data processing services for its subsidiary banks. The building is expected to be complete in the second quarter of the year 2000.

ITEM 3 - LEGAL PROCEEDINGS

1. Betty Swain, et al. v. Frontier Financial Services, Inc., Case No. CV 97-539. This action was filed on December 5, 1997 against Frontier Financial Services, Inc., a subsidiary of Frontier National Bank in Sylacauga, in the Circuit Court of Talladega County, Alabama. The Complaint in this action alleges alternative theories of violation of the Alabama Mini-Code relating to permissible finance charges and to unjust enrichment or conversion. The plaintiffs seek certification as a class action.

         The Company's attorneys have moved to dismiss the allegations made in the Complaint. This motion has not yet been ruled upon. Further, the Company maintains that plaintiffs' claim cannot succeed since, among other things, it is barred by the applicable provisions of the Alabama Mini-Code. The Company continues to deny any and all liability and has demanded that opposing counsel dismiss this lawsuit. It is too early to predict the potential liability in this matter; however, the Company continues to vigorously defend the claims and hopes to have this matter dismissed in the near future.

2. Willie F. Datcher, Jr. v. The City Bank of Childersburg, et al., Case No. CV 98-160. This action was filed in the Circuit Court of Talladega County on April 13, 1998. The Complaint alleges that a bank, which has subsequently been acquired by the Company, engaged in fraudulent acts relating to customers' accounts. The Company has vigorously denied any and all liability and continues to defend this action. The Company is hopeful that this matter will soon be dismissed.

3. Clarence Ray Vincent and Vickie Lynn Vincent v. First National-America's Bank, et al., Case No. CV 99-466. This action was filed on October 1, 1999 in the Circuit Court of Talladega County, Alabama. The Complaint alleges that Mr. Vincent was told that he had to obtain certain insurance in order for him to obtain credit from the Bank and that Mr. Vincent was required to pay charges in excess of those permitted by law. The Company has denied any wrongdoing and its attorneys are vigorously defending this action. Discovery has not yet commenced in the action and, therefore, it is too early to tell about any potential liability.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1999.


                                     PART II

ITEM 5 - MARKET OF REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

         The Company's Class A Common Stock, $.001 par value per share (the "Common Stock") is traded on the Nasdaq Bulletin Board under the symbol "FIEC." Trading of the Common Stock commenced in October 1998. The Common Stock has traded at prices between $14 and $16.19 per share during 1999.

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

                                               High          Low        Dividend
                                               ----          ---        --------
1999:
    First Quarter......................    $    15.06   $    14.72     $   .1900
    Second Quarter.....................         16.19        14.25         .1900
    Third Quarter......................         16.13        14.06         .1275
    Fourth Quarter.....................         15.50        14.00         .1275

1998:
    First Quarter......................    $     6.00   $     6.00     $   .0480
    Second Quarter.....................          7.20         6.00         .1249
    Third Quarter......................         15.50        14.67         .1267
    Fourth Quarter.....................         15.67        14.67         .1267

         As of March 20, 2000, the Common Stock was held by approximately 192 shareholders of record. It is the Company's policy to pay dividends quarterly based on the performance of its subsidiaries. The Company paid annual dividends of $.635 per share in 1999 and $.43 per share in 1998. Please see chart above for quarterly dividend information. In addition, in May 1999, the Company declared a 3-for-2 stock split resulting in the issuance of 1,157,548 shares of common stock to existing shareholders. The amounts in the tables above which occurred prior to the stock split have been retroactively adjusted to reflect the effects of the split. The Company, through the Subsidiary Banks, is subject to certain restrictions on the payment of dividends. See "Note 19 - Restrictions on Subsidiary Dividends, Loans or Advances" in the "Notes to Consolidated Financial Statements."

RECENT SALES OF UNREGISTERED SECURITIES

         There have been no sales of unregistered securities during 1999.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table presents on a historical basis selected financial data and ratios for the Company.

                                                                              Years ended December 31,
                                                            --------------------------------------------------------
                                                               1999        1998        1997        1996       1995
                                                               ----        ----        ----        ----       ----
                                                                   (Dollars in thousands except per share data)
EARNINGS SUMMARY:
   Interest income ......................................   $ 17,315    $ 13,883    $ 11,085    $  8,785    $  6,180
   Less interest expense ................................      8,146       6,294       4,695       3,352       2,076
   Net interest income ..................................      9,169       7,589       6,390       5,433       4,104
   Provision for loan losses ............................        497       1,412         662         564         (98)
   Net interest income after provision for  loan losses .      8,672       6,177       5,728       4,869       4,202
   Noninterest income ...................................      3,102       2,283       1,222         885         704
   Noninterest expense ..................................      8,597       7,066       5,036       4,297       3,315
   Income before income taxes ...........................      3,177       1,394       1,914       1,457       1,591
   Applicable income taxes ..............................        694         266         562         410         410
   Net income ...........................................      2,483       1,128       1,352       1,047       1,181

PER COMMON SHARE DATA:
(Retroactively adjusted to give effect to stock split)
   Net income - basic ...................................   $   0.72    $   0.39    $   0.64    $   0.50    $   0.56
   Net income - diluted .................................       0.71        0.39        0.64        0.50        0.56
   Cash dividends declared per common share .............       0.51        0.43        0.24        0.24        0.24

SELECTED AVERAGE BALANCES:
   Total assets .........................................   $220,833    $166,914    $126,397    $101,743    $ 75,055
   Total loans ..........................................    134,416     107,393      88,559      67,667      42,049
   Securities ...........................................     52,407      36,190      23,100      25,789      24,186
   Earning assets .......................................    199,126     152,224     113,484      95,130      67,557
   Deposits .............................................    172,731     127,754      97,092      82,597      62,399
   Shareholders' equity .................................     21,655      17,428      14,132      12,186      10,929
   Shares outstanding (thousands) .......................      3,451       1,908       1,403       1,404       1,407

SELECTED PERIOD-END BALANCES:
   Total assets .........................................   $219,215    $216,195    $134,966    $121,547    $ 79,577
   Total loans ..........................................    139,706     136,202      96,631      82,874      48,457
   Securities ...........................................     50,358      51,881      24,125      25,516      26,591
   Earning assets .......................................    196,806     195,277     123,276     108,437      75,248
   Deposits .............................................    172,427     173,375     100,858      94,499      60,487
   Shareholders' equity .................................     20,191      22,488      14,068      13,119      12,666
   Shares outstanding (thousands) .......................      3,414       2,316       1,458       1,404       1,402


SELECTED RATIOS:
   Return on average equity .............................      11.47%       6.47%       9.57%       8.59%      10.81%
   Return on average assets .............................       1.12        0.68        1.07        1.03        1.57
   Net interest margin (not taxable equivalent) .........       4.61        4.29        5.63        5.71        6.07
   Allowance for loan losses to loans ...................       1.32        1.34        1.16        1.11        0.80
   Net charge-offs to average loans .....................       0.36        1.09        0.53        0.58       (0.55)
   Average equity to average assets .....................       9.81       10.44       11.18       11.98       14.56
--------------------------------------------------------------------------------------------------------------------

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




Harry I. Brown, Jr.                                  Steven R. Townson
Chairman of the Board                                Vice Chairman of the Board,
                                                     President and
                                                     Chief Executive Officer

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

SUMMARY

         Net income for 1999 was $2,482,940, a 120.15% increase from 1998 net income. Net income for 1998 was $1,127,816, a 16.6% decrease from the net income of $1,351,806 in 1997. Net income per common share for 1999 was 84.62% higher than in 1998.

         The increase in net income from 1998 to 1999 is due to the increase in net interest income and the efficiencies derived after the merger. The decrease in net income from 1997 to 1998 is primarily attributable to increased interest expense and salaries and benefits expense coupled with the expense of the merger. The increase in net income from 1996 to 1997 is primarily due to an overall increase in total loans.

         The Company plans to continue its objectives of maintaining asset quality and providing superior service to its customers. Our strategic plan in the short run includes expanding both Frontier National Banks to new markets in Alabama as well as providing Internet banking to new and existing customers. The Company plans to provide the best value in deposit services and loan products to its customers.

EARNING ASSETS

         Average earning assets for the year end 1999 was approximately $199,126,000, representing an increase of approximately $46,902,000 or 30.81% over 1998. The increase was a result of the business combination. Average earning assets in 1998 increased approximately $38,740,000 or 34.14% over 1997 as a result of the business combination.

         The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, in each of the last three years.

                                                           December 31,
                                         -------------------------------------------------
                                              1999              1998            1997
                                         -------------    ---------------  ---------------
                                                          (In thousands)
Interest-bearing deposits with banks...  $         102    $         1,139  $           480
Securities.............................         50,358             51,881           24,125
Federal funds sold.....................          6,640              6,055            2,040
Loans:
   Real estate.........................         89,298             85,131           59,348
   Commercial and other................         50,408             51,071           37,283
                                         -------------    ---------------  ---------------
     Total loans.......................        139,706            136,202           96,631
                                         -------------    ---------------  ---------------

Interest-earning assets ...............  $     196,806    $       195,277  $       123,276
                                         =============    ===============  ===============

LOAN PORTFOLIO

         The Company's average loans increased approximately $27,023,000 or 25.16% from 1998 to 1999. Average loans for 1998 were $107,393,000, an increase of 21.27% over $88,559,000 in average loans for 1997. Loan growth for 1999 was funded through customer deposits. Loan growth for 1998 was funded through a mixture of borrowed funds and customer deposits.

                                 LOAN PORTFOLIO

                                                                   December 31,
                     ------------------------------------------------------------------------------------------------------
                             1999                  1998               1997                 1996                  1995
                     -------------------    ----------------    -----------------    -----------------    -----------------
                                 Percent             Percent              Percent              Percent              Percent
                      Amount    of Total    Amount  of Total    Amount   of Total    Amount   of Total    Amount   of Total
                     --------   --------    ------  --------    ------   --------    ------   --------    ------   --------
                                                       (Dollars in Thousands)
Commercial,
  financial and
  agricultural.....  $ 27,616      19.45%   $25,353   18.46%   $16,227     15.80%   $15,531     17.83%    $10,109     19.83%
Real estate -
  construction.....     7,307       5.15      2,385    1.74      5,807      5.65      3,589      4.12         973      1.91
Real estate -
  mortgage.........    81,991      57.75     82,746   60.23     53,541     52.13     43,410     49.85      24,154     47.38
Consumer...........    23,108      16.27     26,432   19.23     27,024     26.32     24,486     28.11      15,701     30.81
Other..............     1,959       1.38        467     .34         97       .10         72       .09          37       .07
                     --------   --------    -------  ------     ------    ------    -------   -------     -------   -------
                      141,981     100.00%   137,383  100.00%   102,696    100.00%    87,088    100.00%     50,974    100.00%
                                ========             ======               ======              =======               =======
Less: Unearned
  income...........     2,275                 1,181              6,065                4,196                 2,517
Allowance for
  loan losses......     1,849                 1,831              1,120                  924                   388
                     --------               -------             ------              -------               -------

Net loans..........  $137,857              $134,371            $95,511              $81,968               $48,069
                     ========              ========            =======              =======               =======

         The following table sets forth maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio.


              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                          Rate Structure for Loans
                                                     Maturity                              Maturing Over One Year
                                 ------------------------------------------------------------------------------------
                                              Over One
                                   One          Year          Over                   Predetermined    Floating or
                                 Year or      Through         Five                      Interest      Adjustable
                                  Less       Five Years       Years       Total           Rate           Rate
                                  ----       ----------       -----       -----           ----           ----
                                                               (In thousands)
Commercial, financial
and agricultural ..............   $21,252     $ 6,317       $    47      $27,616       $ 5,997         $   367
Real estate - construction.....     6,622         618            67        7,307           229             456
                                  -------     -------       -------      -------       -------         -------
Total .........................   $27,874     $ 6,935       $   114      $34,923       $ 6,226         $   823
                                  =======     =======       =======      =======       =======         =======

SECURITIES PORTFOLIO

         The Company's securities portfolio decreased by 2.94% or $1,523,095 from 1998 to 1999. The 1998 securities portfolio increased by $27,755,854 over 1997, an increase of 115.1% due to the business combination.

         The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains one classification of securities: "Available-for-sale." The "Available-for-sale" securities are carried at fair market value. At year-end 1999, unrealized net losses in the "Available-for-sale" portfolio amounted to $2,708,403. At year-end 1998, unrealized gains in the "Available-for-sale" portfolio amounted to $803,630. At the end of 1997, the unrealized gains in the "Available-for-sale" portfolio amounted to $476,937.

         The Company has classified all securities as available-for-sale. The classification of certain securities as available-for-sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. Approximately $1,680,000 of unrealized loss was included in shareholders' equity related to the available-for-sale securities as of December 31, 1999.

         At year-end 1999, obligations of the United States Government or its agencies and obligations of states and political subdivisions, including Fannie Mae, Freddie Mac, Ginnie Mae and Small Business Administration loans represented approximately 86.16% of the total securities portfolio.

The following table presents the carrying amounts of the Company's securities portfolio at December 31, in each of the last three years.

                              SECURITIES PORTFOLIO

                                                                        December 31,
                                                    --------------------------------------------------
                                                         1999               1998             1997
                                                    --------------    --------------   ---------------
                                                                      (In thousands)
AVAILABLE-FOR-SALE:
   U.S. government and agencies..................   $        6,723    $        7,128   $         5,607
   States and political subdivisions.............           26,312            22,193            10,890
   Mortgage-backed securities....................           10,354            20,654             6,071
   Other debt securities.........................            5,551                --                --
   Equity securities.............................            1,418             1,906             1,557
                                                    --------------    --------------   ---------------

     Total.......................................   $       50,358    $       51,881   $        24,125
                                                    ==============    ==============   ===============

                      SECURITY PORTFOLIO MATURITY SCHEDULE

                                                                          Maturing
                                         ---------------------------------------------------------------------------
                                             Within            After One But      After Five But           After
                                            One Year         Within Five Years   Within Ten Years        Ten Years
                                         ----------------    -----------------   ----------------     --------------
                                         Amount     Yield     Amount    Yield     Amount    Yield     Amount   Yield
                                         ------     -----     ------    -----     ------    -----     ------   -----
                                                                     (Dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:
      (amortized cost)
U.S. Government and agencies            $  --        0.00    $ 6,007     5.59%   $ 1,000     7.02%    $  --     0.00

Mortgage-backed securities .               --        0.00       --       0.00       --       0.00      10,994   6.44

State and municipal ........                755      9.09      1,030     7.44      3,015     6.25      22,991   5.34

Other debt securities ......               --        0.00       --       0.00      5,851     6.43        --     0.00

Equity securities ..........               --        0.00       --       0.00       --       0.00       1,423   7.22
                                        -------      ----    -------     ----    -------     ----     -------   ----
                                        $   755      9.09    $ 7,037     6.02    $ 9,866     6.35     $35,408   5.76
                                        =======      ====    =======     ====    =======     ====     =======   ====

         There were no securities held by the Company of which the aggregate value on December 31, 1999 and 1998 exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)


DEPOSITS AND BORROWED FUNDS

         The Company's average deposits rose approximately $44,977,000 or 35.21% from 1998 to 1999. Average deposits increased approximately $30,662,000 or 31.6% from 1997 to 1998. Average deposits increased approximately $14,495,000 or 17.55% from 1996 to 1997. Total deposits decreased $948,000 or .55% from year-end 1998 to year-end 1999. From year-end 1997 to year-end 1998, total deposits increased $72,517,000 or 71.9%. From 1998 to 1999 noninterest-bearing deposits decreased $2,280,000 or 8.51%, while interest-bearing demand accounts decreased $1,832,000 or 5.84%, savings accounts decreased $1,407,000 or 5.39%, certificates of deposit less than $100,000 increased $1,149,000 or 1.73% and certificates of deposits of more than $100,000 increased $3,422,000 or 21.18%. From 1997 to 1998, interest-bearing transaction deposits increased approximately $17,315,000 or 123.5%, savings deposits increased approximately $8,508,000 or 48.37%, other time deposits of less than $100,000 increased approximately $21,891,000 or 49.18% and time deposits of $100,000 or more increased approximately $13,596,000 or 148.57%. From 1996 to 1997, interest-bearing transaction deposits decreased approximately $726,000 or 4.92%, savings deposits increased approximately $1,604,000 or 10.03%, other time deposits of less than $100,000 increased approximately $10,779,000 or 31.96%, and time deposits of $100,000 or more decreased approximately $5,937,000 or 39.35%.

         The following table sets forth the Company's deposit structure at December 31, in each of the last three years.

                                                                                     December 31,
                                                                   ----------------------------------------------
                                                                        1999             1998            1997
                                                                   --------------    -------------  -------------
                                                                                   (In thousands)
Noninterest-bearing deposits
   Individuals, partnerships and corporations.................     $       22,825    $      25,648  $      15,505
   U. S. Government and states and political subdivisions.....                114              203             65
   Certified and official checks..............................              1,574              942             17
                                                                   --------------    -------------  -------------
     Total noninterest-bearing deposits.......................             24,513           26,793         15,587

Interest-bearing deposits
   Interest-bearing demand accounts...........................             29,503           31,335         14,020
   Saving accounts............................................             24,692           26,099         17,590
   Certificates of deposit, less than $100,000................             67,550           66,401         44,510
   Certificates of deposit, more than $100,000................             26,169           22,747          9,151
                                                                   --------------    -------------  -------------
     Total interest-bearing deposits..........................            147,914          146,582         85,271
                                                                   --------------    -------------  -------------

     Total deposits...........................................     $      172,427    $     173,375  $     100,858
                                                                   ==============    =============  =============

         The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

                                                                       Years Ended December 31,
                                          ----------------------------------------------------------------------------
                                                     1999                        1998                      1997
                                          -----------------------     ------------------------   ---------------------
                                             Amount        Rate          Amount         Rate       Amount       Rate
                                             ------        ----          ------         ----       ------       ----
                                                                      (Dollars in thousands)
Noninterest-bearing deposits              $     26,491       0.00%    $     19,081        0.00%  $    15,555      0.00%
Savings deposits......................          26,803       3.06           20,132        3.19        15,997      3.08
Time deposits.........................          88,917       5.34           68,358        5.76        50,389      5.73
Interest-bearing demand deposits......          30,520       2.19           20,183        2.37        15,151      2.45
                                          ------------                ------------               -----------
   Total deposits.....................    $    172,731       3.61%    $    127,754        3.96%  $    97,092      3.86%
                                          ============                ============               ===========

         At December 31, 1999, time deposits greater than $100,000 aggregated approximately $26,169,000 The following table indicates, as of December 31, 1999, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                        MATURITIES OF LARGE TIME DEPOSITS
                                 (In thousands)

         Three months or less......................................    $  11,297
         Over three through six months.............................        3,155
         Over six through twelve months............................        7,518
         Over twelve months........................................        4,199
                                                                       ---------

              Total................................................    $  26,169
                                                                       =========

         Borrowed funds consist primarily of long-term debt. The Subsidiary Banks had $14,000,000 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks. At December 31, 1999, the Subsidiary Banks had no funds advanced against these lines. The Subsidiary Banks were approved to borrow up to $41,584,782 under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in loan and securities portfolios. The unused portion of these available funds amounted to $17,542,782 at year-end 1999. Funds are also available through an arrangement through the Federal Reserve Discount window. At December 31, 2000, no funds were advanced on the window. Long-term debt consisted of various commitments with scheduled maturities from one to sixteen years.

         The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 1999.

                          MATURITIES OF LONG-TERM DEBT
                                 (In thousands)

                                2000     2001     2002     2003     2004
                               ------   ------   ------   ------   ------

Interest in indebtedness ....  $1,251   $1,198   $1,198   $1,093   $  809
Repayment of principal ......   1,100      350     --      2,500    5,500
                               ------   ------   ------   ------   ------

                               $2,351   $1,548   $1,198   $3,593   $6,309
                               ======   ======   ======   ======   ======

CAPITAL RESOURCES

         Shareholders' equity decreased $2,297,053 or 10.21% to $20,191,185 as of December 31, 1999. The decrease in shareholders' equity was attributable to the following reasons; net change in unrealized gains or losses on available for sale securities; purchase and issuance of treasury stock, and net income minus dividend issues. Shareholders' equity increased $8,420,420 or 59.86% to $22,488,238 as of December 31, 1998, compared with $14,067,818 at the end of 1997, and $13,118,602 at year-end 1996.

         During 1999, the Company purchased 64,233 shares of treasury stock, reissued 5,359 shares of treasury stock, and received 8,266 in the 3-for-2 stock split.

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

The table below summarizes these and other key ratios for the Company for each of the last three years.


                           RETURN ON EQUITY AND ASSETS

                                                   1999       1998       1997
                                                 -------    -------    -------

Return on average assets .....................     1.12%       .68%      1.07%
Return on average common equity ..............    11.47       6.47       9.57
Dividend payout ratio ........................    71.08     108.87      37.38
Average common shareholder's equity to average
   assets ratio ..............................     9.81      10.44      11.18

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


              [The remainder of this page intentionally left blank]

         The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 1999 and 1998:

                             CAPITAL ADEQUACY RATIOS

                                                                                        Years ended December 31,
                                                                Statutory          -------------------------------
                                                                 Minimum               1999               1998
                                                                 -------           -----------        ------------
                                                                                        (Dollars in thousands)
Tier I Capital..........................................                           $     20,375       $     20,331
Tier II Capital.........................................                                  1,849              1,814
                                                                                   ------------       ------------
Total Qualifying Capital................................                           $     22,224       $     22,145
                                                                                   ============       ============
Risk Adjusted Total Assets (including
   off-balance-sheet exposures).........................                           $    152,570       $    145,123
                                                                                   ============       ============

Adjusted quarterly average assets.......................                           $    218,757       $    219,444
                                                                                   ============       ============
Tier I Risk-Based Capital Ratio.........................      4.0%                        13.35%             14.01%
Total Risk-Basked Capital Ratio.........................      8.0                         14.57              15.26
Leverage Ratio..........................................      4.0                          9.31               9.26

         On December 31, 1999, the Company and its Subsidiary Banks exceeded the regulatory minimums and qualified as well capitalized institutions under the regulations.

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

         The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts. At year end, the Company had $14,000,000 of federal funds available and a $41,584,782 line of credit from The Federal Home Loan Bank of which $17,542,782 was available and unused.

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

The following table shows interest sensitivity gaps for different intervals as of December 31, 1999.


                       INTEREST RATE SENSITIVITY ANALYSIS

                                                          0-30       31-90      90-365       1-5        Over 5
                                                          Days       Days        Days       Years       Years      Total
                                                        --------   --------    --------    --------    --------   --------
Interest-earning assets (1)
     Loans ..........................................   $ 46,643   $  9,135    $ 24,796    $ 44,049    $ 14,210   $138,833
     Securities available-for-sale ..................        150       --           609       6,838      42,761     50,358
     Time deposits in other banks ...................        102       --          --          --          --          102
     Federal funds sold .............................      6,640       --          --          --          --        6,640
                                                        --------   --------    --------    --------    --------   --------
Interest-bearing liabilities (2) ....................     53,535      9,135      25,405      50,887      56,971    195,933
                                                        --------   --------    --------    --------    --------   --------
     Demand deposits (3) ............................      9,834      9,834       9,835        --          --       29,503
     Savings deposits (3) ...........................      8,230      8,230       8,232        --          --       24,692
     Time deposits ..................................     21,346     11,067      43,543      17,763        --       93,719
     Other short-term borrowings (3).................       --         --          --          --          --         --
     Long-term debt .................................       --         --         1,100       8,350      14,592     24,042
                                                        --------   --------    --------    --------    --------   --------
                                                          39,410     29,131      62,710      26,113      14,592    171,956
                                                        --------   --------    --------    --------    --------   --------
   Interest sensitivity gap .........................   $ 14,125   $(19,996)   $(37,305)   $ 24,774    $ 42,379   $ 23,977
                                                        ========   ========    ========    ========    ========   ========
   Cumulative interest sensitivity gap ..............   $ 14,125   $ (5,871)   $(43,176)   $(18,402)   $ 23,977
                                                        ========   ========    ========    ========    ========

Ratio of interest-earning assets to
     Interest-bearing liabilities ...................       1.36       0.31        0.41        1.95        3.90

Cumulative ratio ....................................       1.36       0.91        0.67        0.88        1.14

Ratio of cumulative gap to total
     Interest-earning assets ........................       0.07      (0.03)      (0.22)      (0.09)       0.12

(1)  Excludes nonaccrual loans and securities

(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

(3) Demand and savings deposits and other short-term borrowings are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.


         The above table indicates that in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of earning assets over interest-bearing liability of approximately $14.125 million. For the first 365 days, interest-bearing liabilities exceed earning assets by $43.176 million. During this one-year time frame, 76% of all interest-bearing liabilities will reprice compared to 45% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread and the liability remain the same, thus impacting net interest income. Due to management's continued emphasis on profitability, many of the higher-yielding securities presented in the table above have call features, which may result in such securities having a shorter effective life. The long-term debt presented in this section is shown on its call date since management fully expects this debt to be called under the current interest rate environment. It should be noted that a matched interest-sensitive position by itself would not ensure maximum net interest income.

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

         Net interest income increased $1,770,000 or 22.01% to $9,810,000 from 1998 to 1999. Net interest income for 1998 increased $1,430,000 or 21.63% over 1997, $983,000 or 17.47% in 1997 over 1996. The increase in the net interest income from 1998 to 1999 and 1997 to 1998 is primarily due to increase in total loans and the business combination.

         Interest income was $17,955,000 in 1999, which represented an increase of $3,621,000 or 25.26% over 1998. Interest income increased $3,029,000 or 26.80% in 1998 from 1997. In 1999, loan interest income increased $2,102,000 (18.42%) to $13,515,000 from $11,413,000 in 1998. Interest income produced by the loan portfolio increased $1,927,000 or 20.3% in 1998 from 1997. Interest income on securities increased $1,309,000 or 53.96% from 1998 to 1999, and increased $713,000 or 41.62% from 1997 to 1998.

         Total interest expense increased by $1,599,000 or 34.1% in 1998 from 1997. The interest expense increase from 1997 to 1998 is primarily due to the business combination that took place in 1998. Total interest expense reported at year-end 1999 was $8,145,000, an increase of $1,851,000 or 29.41% over 1998. The increase from 1998 to 1999 is a result of an increase in interest-bearing liabilities.

         The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin decreased 35 basis points in 1999 from 5.28% at year-end 1998 to 4.93% at year-end 1999. The net interest margin decreased 54 basis points in 1998 to 5.28%. The net cost of funds, defined as interest expense divided by average-earning assets, decreased 5 basis points to 4.09% at year-end 1999. The net cost of funds remained level at 4.14% from 1997 to 1998. The yield on earning assets declined 40 basis points to 9.02% at year-end 1999. The yield on earning assets declined 54 basis points to 9.42% in 1998 from 9.96% in 1997.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interests rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. From 1998 to 1999, the interest rate spread decreased 37 basis points to 4.19%. Due to the effects of the business combination coupled with lower interest rates in 1998, the interest rate spread decreased 51 basis points to 4.56% from 1997 to 1998.

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



              [The remainder of this page intentionally left blank]

     CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES
                            Taxable Equivalent Basis

                                                                      Years Ended December 31,
                                   ------------------------------------------------------------------------------------------------
                                                1999                             1998                             1997
                                   -----------------------------     ---------------------------     ------------------------------
                                   Average    Income/     Yield/     Average    Income/   Yield/     Average    Income/      Yield/
                                   Balance    Expense      Rate      Balance    Expense    Rate      Balance    Expense       Rate
                                   -------    -------      ----      -------    -------    ----      -------    -------       ----
                                                                        (Dollars in thousands)
ASSETS
 Earning assets:
  Loans, net of unearned
     income (1) ..............   $ 134,416    $ 13,515    10.05%    $107,393   $ 11,413    10.63%    $ 88,559   $  9,486      10.71%
 Securities:
  Taxable ....................      31,743       2,012     6.34       22,648      1,285     5.67       15,513      1,023       6.59
  Tax exempt .................      20,664       1,723     8.34       13,542      1,141     8.43        7,587        690       9.09
                                 ---------    --------              --------   --------              --------   --------
     Total securities ........      52,407       3,735     7.13       36,190      2,426     6.70       23,100      1,713       7.42
  Time deposits in
     other banks .............         785          48     6.11          636         27     4.25          208         11       5.29
  Federal funds sold .........      11,518         657     5.70        8,005        468     5.85        1,617         95       5.88
                                 ---------    --------              --------   --------              --------   --------
   Total interest- earning
     assets (2) ..............     199,126      17,955     9.02      152,224     14,334     9.42      113,484     11,305       9.96
Noninterest-earning assets:
 Cash and due from banks .....       7,569                             5,566                            4,792
 Accrued interest and
     other assets ............      16,055                            10,263                            9,209
 Allowance for loan losses ...      (1,917)                           (1,139)                          (1,088)
                                 ---------                          --------                         --------
     Total assets ............   $ 220,833                         $ 166,914                         $126,397
                                 =========                         =========                         ========

LIABILITIES AND SHAREHOLDERS
 EQUITY
 Interest-bearing liabilities:
  Demand deposits ............   $  30,520         668     2.19     $ 20,183        479    2.37      $ 15,151        371       2.45
  Savings deposits ...........      26,803         821     3.06       20,132        643    3.19        15,997        493       3.08
  Time deposits ..............      88,917       4,750     5.34       68,358      3,940    5.76        50,389      2,887       5.73
                                 ---------    --------              --------   --------              --------   --------
                                   146,240       6,239     4.27      108,673      5,062    4.66        81,537      3,751       4.60
  Other short-term
     borrowings ..............         102           7     6.86          188         15    7.98            --         --       0.00
  Long-term debt .............      22,459       1,899     8.46       20,674      1,217    5.89        14,473        944       6.52
                                 ---------    --------              --------   --------              --------   --------
  Total interest-bearing
     liabilities .............     168,801       8,145     4.83      129,535      6,294    4.86        96,010      4,695       4.89
                                              --------                         --------                         --------


Net interest income/net
  interest spread ............                   9,810     4.19%                  8,040    4.56%                   6,610       5.07%
                                                           ====                            ====                                ====
 Noninterest-bearing
 liabilities:
 Demand deposits .............      26,491                            19,081                           15,555
 Accrued interest and
     other liabilities .......       3,886                               870                              700
 Shareholders equity .........      21,655                            17,428                           14,132
                                 ---------                          --------                         --------
 Total liabilities and
     shareholders equity .....    $220,833                          $166,914                         $126,397
                                 =========                         =========                         ========
Net yield on earning assets ..                             4.93%                           5.28%                               5.82%
                                                           ====                            ====                                ====
Taxable equivalent adjustment:
 Loans .......................                      51                               61                               53
 Securities ..................                     589                              390                              167
                                             ---------                         --------                         --------
     Total taxable equivalent
      adjustment .............                     640                              451                              220
                                             ---------                         --------                         --------
Net interest income ..........               $   9,170                         $  7,589                         $  6,390
                                             =========                         ========                         ========

--------------------

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.

(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

                          RATE/VOLUME VARIANCE ANALYSIS
                            TAXABLE EQUIVALENT BASIS

                                               Average Volume            Change in Volume              Average Rate
                                       -----------------------------   ---------------------      ----------------------
                                         1999       1998       1997    1999-1998   1998-1997      1999     1998     1997
                                         ----       ----       ----    ---------   ---------      ----     ----     ----
                                                                   (Dollars in thousands)
EARNING ASSETS:
Loans, net of unearned income (1)      $134,416   $107,393   $ 88,559   $ 27,023    $ 18,834      10.05%   10.63%   10.71%
Securities:
   Taxable .........................     31,743     22,648     15,513      9,095       7,135       6.34     5.67     6.59
   Tax exempt ......................     20,664     13,542      7,587      7,122       5,955       8.34     8.43     9.09
                                       --------   --------   --------   --------    --------
     Total securities ..............     52,407     36,190     23,100     16,217      13,090       7.13     8.70     7.42
Interest-bearing deposits with other
banks ..............................        785        636        208        149         428       6.11     4.25     5.23
Federal funds sold..................     11,518      8,005      1,617      3,513       6,388       5.70     5.85     5.38
                                       --------   --------   --------   --------    --------
     Total earning assets ..........   $199,126   $152,224   $113,484   $ 46,902    $ 38,740       9.02     9.42     9.96
                                       ========   ========   ========   ========    ========

INTEREST-BEARING LIABILITIES:
Deposits:
   Demand ..........................   $ 30,520   $ 20,183   $ 15,151   $ 10,337    $  5,032       2.19     2.37     2.45
   Savings .........................     26,803     20,132     15,997      6,671       4,135       3.06     3.19     3.08
   Time ............................     88,917     68,358     50,389     20,559      17,969       5.34     3.76     5.73
                                       --------   --------   --------   --------    --------
     Total deposits ................    146,240    108,673     81,537     37,567      27,136       4.27     4.66     4.60
Other short-term borrowings ........        102        188       --          (86)        188       6.86     7.98     0.00
Long-term borrowings ...............     22,459     20,674     14,473      1,785       6,201       8.46     5.89     6.52
                                       --------   --------   --------   --------    --------
     Total interest-bearing
   liabilities .....................   $168,801   $129,535   $ 96,010   $ 39,266    $ 33,525       4.83     4.86     4.39
                                        =======    =======   ========   ========    ========


Net interest income/net interest                                                                   4.19     4.56     5.07
spread..............................

Net yield on earning assets.........                                                               4.93     5.23     5.82

Net cost of funds...................                                                               4.09     4.14     4.14

                                                                                               Variance Attributed to (1)
                                                                                       ---------------------------------------
                                 Interest Income/Expense         Variance                      1999                 1998
                                                                                       -------------------  ------------------
                                      1999     1998       1997    1999-1998  1998-1997  Volume      Rate     Volume      Rate
                                    -------   -------   -------   -------    -------   -------    -------    -------   -------
                                                               (Dollars in thousands)
EARNING ASSETS:
Loans, net of unearned income (1)   $13,515   $11,413   $ 9,486   $ 2,102    $ 1,927   $ 2,751    $  (649)   $ 1,999   $   (72)
Securities:
  Taxable .......................     2,012     1,285     1,023       727        262       562        165        420      (158)
  Tax exempt ....................     1,723     1,141       690       582        451       594        (12)       504       (53)
                                    -------   -------   -------   -------    -------   -------    -------    -------   -------
    Total securities ............     3,735     2,426     1,713     1,309        713     1,156        153        924      (211)
Interest-bearing deposits
  with other banks ..............        48        27        11        21         16         2         19          2        14
Federal funds sold ..............       657       468        95       189        373       201        (12)       373        --
                                    -------   -------   -------   -------    -------   -------    -------    -------   -------
    Total earning assets ........    17,955    14,334    11,305     3,621      3,029     4,110       (489)     3,298      (269)
                                    -------   -------   -------   -------    -------   -------    -------    -------   -------
INTEREST-BEARING
LIABILITIES:
Deposits:
  Demand ........................       668       479       371       189        108       228        (39)       120       (12)
  Savings .......................       821       643       493       178        150       205        (27)       132        18
  Time...........................     4,750     3,940     2,887       810      1,053     1,114       (304)     1,038        15
                                    -------   -------   -------   -------    -------   -------    -------    -------   -------
    Total deposits ..............     6,239     5,062     3,751     1,177      1,311     1,547       (370)     1,290        21

Other short-term borrowings .....         7        15      --          (8)        15        (6)        (2)      --          15
Long-term borrowings ............     1,899     1,217       944       682        273       113        569        372       (99)
                                    -------   -------   -------   -------    -------   -------    -------    -------   -------
    Total interest-bearing
      liabilities ...............     8,145     6,294     4,695     1,851      1,599     1,654        197      1,662       (63)
                                    -------   -------   -------   -------    -------   -------    -------    -------   -------
Net interest income/net interest
  spread ........................   $ 9,810   $ 8,040   $ 6,610   $ 1,770    $ 1,430   $ 2,456    $  (686)   $ 1,636   $  (206)
                                    =======   =======   =======   =======    =======   =======    =======    =======   =======

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

         Management believes that the $1,849,356 for December 31, 1999 and $1,831,241 for December 31, 1998 in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

              [The remainder of this page intentionally left blank]

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 1999.

                                          SUMMARY OF LOAN LOSS EXPERIENCE

                                                              1999        1998        1997        1996          1995
                                                           ---------    --------    ---------   ---------   ----------
                                                                             (Dollars in thousands)

Allowance for loan losses at beginning of year............ $    1,831   $  1,120    $     924   $     387   $      253
Loans charged off:
  Commercial, financial and agricultural..................         78          5          223          53            4
  Real Estate - mortgage..................................         39         46           --         157            2
  Consumer................................................        856      1,454          542         298          175
                                                           ----------   --------    ---------   ---------   ----------
    Total loans charged off...............................        973      1,505          765         508          181
                                                           ----------   --------    ---------   ---------   ----------

Recoveries on loans previously charged off:
  Commercial, financial and agricultural..................         63          8           30          34          315
  Real Estate - mortgage..................................         54         27            2           6            6
  Consumer................................................        377        305          267          78           93
                                                           ----------   --------    ---------   ---------   ----------
    Total recoveries......................................        494        340          299         118          414
                                                           ----------   --------    ---------   ---------   ----------

Net loans charged off.....................................        479      1,165          466         390         (233)

Additions due to acquisition..............................         --        464           --         363           --

Provision for loan losses.................................        497      1,412          662         564          (99)
                                                           ----------   --------    ---------   ---------   ----------

Allowance for loan losses at end of period................ $    1,849   $  1,831    $   1,120   $     924   $      387
                                                           ==========   ========    =========   =========   ==========

Loans, net of unearned income, at end of period........... $  139,706   $136,202    $  96,631   $  82,892   $   48,457

Average loans, net of unearned income,
  outstanding for the period..............................    134,416    107,393       88,559      67,667       42,674

Ratio of net charge-offs to net average loans.............       .36%     1.09%         .53%        .58%        (.55)%

         In evaluating the allowance, management also considers the historical loan loss experience of the Subsidiary Banks, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. The Subsidiary Banks have allocated their allowance for loan losses to specific loan categories as follows:

                         ALLOCATION OF LOAN LOSS RESERVE

                                                             December 31,
                     ----------------------------------------------------------------------------------------------
                             1999                1998              1997               1996               1995
                     -------------------  -----------------  ----------------   ----------------  -----------------
                                 Percent           Percent           Percent            Percent           Percent
                      Amount    of Total  Amount  of Total  Amount   of Total  Amount  of Total   Amount  of Total
                     --------   --------  ------  --------  ------   --------  ------  --------   ------  --------
                                                           (Dollars in Thousands)
DOMESTIC LOANS
Commercial,
  financial and
  agricultural.....  $    648       35%   $    15     1%     $  325       29%  $    83       9%   $     8       2%
Real estate -
  mortgage.........       185       10         55     3          11        1       231      25          4       1
Consumer...........     1,016       55      1,761    96         784       70       610      66        375      97
                     --------   --------  ------  --------  ------   --------  ------  --------   ------  --------
                     $  1,849      100%   $ 1,831   100%     $1,120      100%  $   924     100%   $   387     100%
                     ========   =======   =======  =====     ======    ======  =======   ======   =======   ======

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

         The Company had nonperforming assets of approximately $1,605,000, $1,145,000, and $1,748,000 as of December 31, 1999, 1998, and 1997,
respectively.

         The following table presents information concerning outstanding balances of nonperforming assets at December 31, 1999, 1998, and 1997.

                                             NONPERFORMING ASSETS (1)

                                                                                         December 31,
                                                                       -----------------------------------------------
                                                                           1999              1998             1997
                                                                       -------------    -------------     ------------
                                                                                        (In thousands)
Nonaccruing loans.................................................     $         873    $         515     $        850
Loans past due 90 days or more....................................               426              354              748
Restructured loans................................................                --               --               --
                                                                       -------------    -------------     ------------
   Total nonperforming loans......................................             1,299              869            1,598
Nonaccruing securities............................................                --               --               --
Other real estate.................................................               306              276              150
                                                                       -------------    -------------     ------------
     Total........................................................     $       1,605    $       1,145     $      1,748
                                                                       =============    =============     ============
Ratios:
   Loan loss allowance to total nonperforming assets..............             1.152            1.600            0.641
                                                                       =============    =============     ============
     Total nonperforming loans to total loans
       (net of unearned interest).................................             0.011            0.008            0.018
                                                                       =============    =============     ============

     Total nonperforming assets to total assets...................             0.007            0.005            0.012
                                                                       =============    =============     ============

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

         There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, or Statement of Financial Accounting Standards No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURES.
------------
(1)  Information as of December 31, 1996 and 1995 is not readily available.

NONINTEREST INCOME

         Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of securities are included in noninterest income. Total noninterest income increased by $818,000 or 35.80% for the year ended December 31, 1999 as compared to 1998. Total noninterest income increased $1,062,000 or 87.06% in 1998 compared to 1997.

         A $251,000 or 21.43% increase in fee income from service charges on deposit accounts was noted from 1998 to 1999. Fee income from service charges on deposit accounts increased $222,000 or 23.36% in 1998. Nonrecurring items of noninterest income include sales of securities. Included in other noninterest income are gains on sales of securities of $39,000, $60,000, and $8,000 in 1999, 1998, and 1997. In 1999, the Company had $265,000 of income from earnings in cash surrender value of various life insurance policies compared to $173,000 for 1998 and $167,000 for 1997.

         The table below sets forth the Company's noninterest income for the periods indicated.

                                                             December 31,                      Percent Change
                                             -------------------------------------------- --------------------------
                                                   1999             1998          1997       1998/1997    1998/1997
                                             ---------------  -------------- ------------ --------------  ----------
                                                        (Dollars in thousands)
Service charges on deposits................. $         1,423  $        1,172 $        950      21.42%          23.37%
Insurance commissions.......................           1,129             574           63      96.69          811.11
Securities gains (losses)...................              39              60            8     (35.00)         650.11
Earnings on cash surrender value
   life insurance...........................             265             173          167      53.18            3.59
Proceeds from life insurance................               2              83           --     (97.59)           0.00
Other.......................................             244             222           33       9.91          572.73
                                             ---------------  -------------- ------------
                                             $         3,102  $        2,284 $      1,221      35.81%          87.06%
                                             ===============  ============== ============

NONINTEREST EXPENSES

         From 1998 to 1999, noninterest expense increased $1,531,000 or 21.7%. Noninterest expense for 1998 increased $2,030,000 or 40.3% from 1997. For 1999, salaries and benefits expense was $4,363,000, an increase of $608,000 or 16.2% over 1998. Salaries and employee benefits in 1998 increased $1,133,000 or 43.2% from 1997 to a total of $3,755,000 at year-end 1998. The increase in 1999 and 1998 were mostly attributable to the merger during the third quarter of 1998.

         Occupancy and equipment expense rose $363,000 or 34.6% from 1998 to 1999. The 1999 expense increase was a result of the additional property and equipment added as a result of the merger. Occupancy expense increased by $123,000 or 13.3% in 1998.

         Other noninterest expenses increased at comparable rates and also realized increases due to the business combination in 1998.

         The table below sets forth the Company's noninterest expenses for the periods indicated.

                                   Years ended December 31,         Percent Change
                                  -------------------------    -----------------------
                                   1999     1998      1997     1999/1998     1998/1997
                                   ----     ----      ----     ---------     ---------
                                               (Amounts in thousands)
Salaries and employee benefits    $4,363   $3,755   $ 2,622       16.2%       43.2%
Occupancy and equipment expense    1,411    1,048       925       34.6        13.3
Professional fees                    596      404       118       47.5       242.4
Director and committee fees          295      169        59       74.6       186.4
Supplies                             257      206       191       24.8         7.9
Advertising                          191      189       146        1.1        29.4
Insurance                            179       87        67      105.7        29.9
Postage                              149      148       113        0.7        30.9
Amortization expense                 130      175       111      (25.7)       57.7
Regulatory fees and assessments       99      102        54       (2.9)       88.9
Other                                927      783       630       10.4        24.3
                                  ------   ------   -------
  Total                           $8,597   $7,066   $ 5,036       21.7%       40.3%
                                  ======   ======   =======

INCOME TAXES

         Income tax expense increased $427,823 or 160.92%, to $693,682 for the year ended December 31, 1999. The effective tax rate as a percentage of pretax income was 21.8% in 1999, 19.1% in 1998, and 29.4% in 1997. The statutory federal rate was 34.0% during 1999, 1998, and 1997. The lower effective tax rate is primarily attributable to the Company's investment in tax-advantaged assets. For further information concerning the provision for income taxes, refer to Note 14, Income Taxes, of the "Notes to Consolidated Financial Statements."

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

OTHER ACCOUNTING ISSUES

         In June 1998, the Financial Accounting Standards Board also issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial statements. This statement amended as to effective date by SFAS No. 137 is effective for financial statements for periods beginning after June 15, 2000.

YEAR 2000 ISSUES

         The Year 2000 issue is the result of shortcomings in many electronic data processing systems and other electronic equipment that could have adversely affected the Company's operations as early as fiscal year 1999.

         The Company completed an inventory of computer systems and other electronic equipment that may be affected by the Year 2000 issue and that were necessary to conducting the Company's operations. Based on this inventory, the Company upgraded or replaced various software and hardware items. Testing and validation of the systems for Year 2000 has been performed.

         Expenses for Year 2000 issues in 1999 were negligible and the Company's management does not believe the effects of Year 2000 will have any material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Frontiers' primary risk is interest rate risk.

         The primary objective of Asset/Liability Management at Frontier is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years. Frontier's Asset/Liability Management policy requires cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) to stay within a +/-20%. At December 31, 1999, Frontier's cumulative gap is -22% due to long-term debt that management expects to be called in the current interest rate environment. The long-term debt that management fully expects to be called, consists of $7,000,000 in 31-90 days and $3,600,000 in 90-365 days. When this debt is called, management anticipates replacing it with various other debt structures that will in turn reduce our interest rate sensitivity in the 1-year time frame.

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


                                                     Percentage Increase
                                                   (Decrease) in Interest
                                                    Income/Expense Given
                                                    Interest Rate Shifts
                                                 ---------------------------
                                                   Down 200        Up 200
                                                  Basis Points  Basis Points
                                                  ------------  ------------
Projected change in:
   Interest income...............................     (.71)%        5.87%
   Interest expense..............................   (13.88)        14.71

   Net interest income...........................     (.70)        (2.45)



              [The remainder of this page intentionally left blank]

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.


FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page(s)
                                                                                                               -------
Independent Auditors' Report................................................................................        33

Consolidated Statements of Financial Condition as of December 31, 1999 and 1998.............................        34

Consolidated Statements of Income for the Years Ended
   December 31, 1999, 1998, and 1997........................................................................        35

Consolidated Statements of Shareholders' Equity for the Years Ended
   December 31, 1999, 1998, and 1997........................................................................        36

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998, and 1997........................................................................        37

Consolidated Statements of Comprehensive Income for the Years Ended
   December 31, 1999, 1998, and 1997........................................................................        39

Notes to Consolidated Financial Statements..................................................................        40

Quarterly Results (Unaudited)...............................................................................        69

                        SCHAUER, TAYLOR, COX & VISE, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                               150 OLDE TOWNE ROAD
                            BIRMINGHAM, ALABAMA 35216


DOUGLAS B. SCHAUER, CPA    TELEPHONE - 205.822.3488    STEVEN W. BROWN, CPA
EDWARD R. TAYLOR, CPA        WATS - 800.466.3488       M. BRYANT KING, CPA
W. ERNEST COX, CPA            FAX - 205.822.3541       RAYMOND A. PATTON, CPA
DONALD G. VISE, CPA        EMAIL - FIRM@STCVCPA.COM    RUSSELL D. PAYNE, CPA
                                                       MICHAEL WHITEHURST, CBA


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Frontier National Corporation and Subsidiaries
Sylacauga, Alabama

We have audited the accompanying consolidated statements of financial condition of Frontier National Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, cash flows, and comprehensive income for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Frontier National Corporation and subsidiaries as of December 31, 1997 were audited by other auditors whose report dated March 6, 1998, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier National Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Birmingham, Alabama
January 27, 2000

                                               SCHAUER, TAYLOR, COX & VISE, P.C.



   MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS, SEC PRACTICE
          SECTION AND ALABAMA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

                                                                                          1999              1998
                                                                                    ---------------    ---------------
ASSETS
   Cash and due from banks......................................................    $     6,902,010    $     7,641,568
   Interest-bearing deposits with other banks...................................            102,066          1,139,654
   Federal funds sold...........................................................          6,640,000          6,055,000

   Securities available-for-sale................................................         50,357,787         51,880,882

   Loans, net of unearned income................................................        139,706,383        136,202,401
   Allowance for loan losses....................................................         (1,849,356)        (1,831,241)
                                                                                    ---------------    ---------------
     NET LOANS..................................................................        137,857,027        134,371,160

   Premises and equipment, net..................................................          6,806,237          5,640,882
   Accrued interest.............................................................          1,651,255          1,498,981
   Cash surrender value on life insurance.......................................          5,073,986          4,834,873
   Intangible, net..............................................................          1,497,013          1,627,241
   Foreclosed real estate.......................................................            305,965            275,875
   Other assets.................................................................          2,021,807          1,228,593
                                                                                    ---------------    ---------------
       TOTAL ASSETS.............................................................    $   219,215,153    $   216,194,709
                                                                                    ===============    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
     Noninterest-bearing........................................................    $    24,512,607    $    26,793,363
     Interest-bearing...........................................................        147,914,373        146,581,851
                                                                                    ---------------    ---------------
       TOTAL DEPOSITS...........................................................        172,426,980        173,375,214
   Dividends payable............................................................            438,697            431,746
   Accrued interest.............................................................            925,364            885,019
   Long-term debt...............................................................         24,042,000         18,557,384
   Other liabilities............................................................          1,190,927            457,108
                                                                                    ---------------    ---------------
       TOTAL LIABILITIES........................................................        199,023,968        193,706,471
                                                                                    ---------------    ---------------
SHAREHOLDERS' EQUITY
   Common stock, par value $.001 per share, 10,000,000 shares authorized,
     3,497,497 shares issued of which 3,414,357 were outstanding and
     2,331,683 shares issued of which 2,315,683 were outstanding................              3,498              2,332
   Capital surplus..............................................................         14,263,104         14,265,547
   Retained earnings............................................................          8,774,744          8,057,945
   Treasury stock, 83,140 and 16,000 shares at cost.............................         (1,170,483)          (368,000)
   Accumulated comprehensive income: net unrealized holding gains
     (losses) on securities available-for-sale, net of deferred income tax......         (1,679,678)           530,414
                                                                                    ---------------    ---------------
       TOTAL SHAREHOLDERS' EQUITY...............................................         20,191,185         22,488,238
                                                                                    ---------------    ---------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................    $   219,215,153    $   216,194,709
                                                                                    ===============    ===============

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                        1999               1998             1997
                                                                 ----------------   ---------------    ---------------
INTEREST INCOME
   Interest and fees on loans................................    $     13,463,888   $    11,351,459    $     9,433,096
   Interest and dividends on securities
     Taxable securities......................................           1,902,010         1,154,559          1,123,520
     Nontaxable securities...................................           1,133,587           750,981            324,259
     Dividends on securities.................................             110,182           130,711             90,287
   Interest on deposits with other banks.....................              47,967            26,795              7,339
   Interest on federal funds sold............................             657,485           468,259            106,717
                                                                 ----------------   ---------------    ---------------
       TOTAL INTEREST INCOME.................................          17,315,119        13,882,764         11,085,218
                                                                 ----------------   ---------------    ---------------
INTEREST EXPENSE
   Deposits..................................................           6,237,639         5,062,595          3,750,979
   Federal funds purchased and securities sold
     under repurchase agreements.............................               8,754            12,820             25,536
   Notes payable.............................................           1,899,325         1,218,791            918,278
                                                                 ----------------   ---------------    ---------------
       TOTAL INTEREST EXPENSE................................           8,145,718         6,294,206          4,694,793
                                                                 ----------------   ---------------    ---------------

NET INTEREST INCOME..........................................           9,169,401         7,588,558          6,390,425
Provision for loan losses....................................            (497,388)       (1,412,295)          (662,155)
                                                                 ----------------   ---------------    ---------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES...........................................           8,672,013         6,176,263          5,728,270

NONINTEREST INCOME
   Service charges and other fees............................           1,423,287         1,172,108            950,401
   Commission income.........................................           1,128,910           573,864             63,176
   Securities gains..........................................              39,023            60,172              8,075
   Other.....................................................             510,395           477,765            199,822
                                                                 ----------------   ---------------    ---------------
       TOTAL NONINTEREST INCOME..............................           3,101,615         2,283,909          1,221,474

NONINTEREST EXPENSES
   Salaries and benefits.....................................           4,363,457         3,755,462          2,622,591
   Net occupancy and equipment expense.......................           1,410,810         1,047,667            924,200
   Amortization expense......................................             129,829           174,738            111,456
   Other operating expenses..................................           2,692,910         2,088,630          1,377,633
                                                                 ----------------   ---------------    ---------------
       TOTAL NONINTEREST EXPENSES............................           8,597,006         7,066,497          5,035,880
                                                                 ----------------   ---------------    ---------------

Income before income taxes...................................           3,176,622         1,393,675          1,913,864
Provision for income taxes...................................            (693,682)         (265,859)          (562,058)
                                                                 ----------------   ---------------    ---------------

NET INCOME...................................................    $      2,482,940   $     1,127,816    $     1,351,806
                                                                 ================   ===============    ===============
EARNINGS PER COMMON SHARE
   Basic.....................................................    $            .72   $           .39    $           .64
   Diluted...................................................                 .71               .39                .64

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic.....................................................           3,450,628         2,861,619          2,104,092
   Diluted...................................................           3,485,342         2,882,865          2,104,092

                See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                           Accumulated           Total
                            Common          Capital       Retained        Treasury        Comprehensive     Shareholders'
                             Stock          Surplus       Earnings          Stock            Income             Equity
-------------------------------------   -------------  -------------   --------------  -----------------   --------------
Balance at
   January 1, 1997....  $       1,705   $  5,533,335    $  8,802,707   $  (1,394,957)   $       175,812    $   13,118,602
Cash dividends........                                      (505,095)                                            (505,095)
Purchase of treasury
   stock..............                                                       (15,000)                             (15,000)
Net change in
   unrealized gains on
   securities available
   for sale...........                                                                          117,505           117,505
Net income 1997.......                                     1,351,806                                            1,351,806
                        -------------   ------------    ------------   -------------    ---------------    --------------

Balance at
   December 31,1997...          1,705      5,533,335       9,649,418      (1,409,957)           293,317        14,067,818
Cash dividends........                                    (1,227,822)                                          (1,227,822)
Effect of business
   combinations.......            864      8,582,222         (81,757)                           210,266         8,711,595
Retirement of
   treasury stock.....           (247)                    (1,409,710)      1,409,957                                   --
Purchase of treasury
   stock..............                                                      (368,000)                            (368,000)
Proceeds from exercise
   of options.........             10        149,990                                                              150,000
Net change in
   unrealized gains on
   securities available
   for sale...........                                                                           26,831            26,831
Net income 1998.......                                     1,127,816                                            1,127,816
                        -------------   ------------    ------------   -------------    ---------------    --------------
BALANCE AT
   DECEMBER 31, 1998..          2,332     14,265,547       8,057,945        (368,000)           530,414        22,488,238
EFFECT OF  STOCK SPLIT          1,166                         (1,166)                                                  --
CASH DIVIDENDS........                                    (1,764,975)                                          (1,764,975)
PURCHASE OF TREASURY
   STOCK..............                                                      (884,637)                            (884,637)
ISSUANCE OF
   TREASURY STOCK.....                        (2,443)                         82,154                               79,711
NET CHANGE IN
   UNREALIZED GAINS ON
   SECURITIES AVAILABLE
   FOR SALE...........                                                                       (2,210,092)       (2,210,092)
NET INCOME 1999.......                                     2,482,940                                            2,482,940
                        -------------   ------------    ------------   -------------    ---------------    --------------
BALANCE AT
   DECEMBER 31, 1999       $   3,498    $ 14,263,104    $  8,774,744   $  (1,170,483)   $    (1,679,678)   $   20,191,185
                        =============   ============    ============   =============    ===============    ==============

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                        1999               1998             1997
                                                                 ----------------   ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income................................................    $      2,482,940   $     1,127,816    $     1,351,806
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation, amortization and accretion, net.........             786,361           649,165            632,991
       Provision for loan losses.............................             497,388         1,412,295            662,155
       Loss on disposal of assets............................                                25,967              1,320
       Deferred income taxes.................................             (44,000)         (124,907)          (109,630)
       Realized security gains, net..........................             (39,023)          (60,172)            (8,075)
       (Gain) loss on disposition of foreclosed
         real estate.........................................              34,349              (179)            28,384
     Increase in accrued interest receivable.................            (152,274)         (117,861)            (8,240)
     Increase (decrease) in accrued interest payable.........              40,345          (184,546)           278,614
     Other, net..............................................             968,430          (593,387)          (428,050)
                                                                 ----------------   ---------------    ----------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES.............           4,574,516         2,134,191          2,401,275
                                                                 ----------------   ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales and maturities of securities
     available-for-sale......................................          22,786,159        17,928,633          8,360,089
   Purchases of securities available-for-sale................         (24,837,868)      (26,949,494)        (6,761,497)
   Net (increase) decrease in loans to customers.............          (4,147,744)        7,573,698        (12,851,682)
   Capital expenditures, net.................................          (1,719,694)       (1,429,723)          (330,297)
   Proceeds from disposition of foreclosed real estate.......             100,050            62,353            170,153
   Cash received (paid) in acquisitions, net.................                  --         4,422,156         (1,560,257)
                                                                 ----------------   ---------------    ---------------
       NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES................................          (7,819,097)        1,607,623        (12,973,491)
                                                                 ----------------   ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits.......................            (948,234)       11,133,726          6,359,213
   Net increase (decrease) in short-term borrowings..........              85,954          (108,303)        (3,440,000)
   Proceeds from sale of treasury stock......................              79,711                --                 --
   Purchases of treasury stock...............................            (884,637)         (368,000)           (15,000)
   Cash dividends............................................          (1,764,975)       (1,227,822)          (505,335)
   Issuance of long-term debt................................           5,500,000         5,015,384          9,600,000
   Repayment of long-term debt...............................             (15,384)      (10,500,000)          (250,000)
   Issuance of common stock..................................                  --           217,014                 --
                                                                 ----------------   ---------------    ---------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES...............           2,052,435         4,161,999         11,748,878
                                                                 ----------------   ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS...............................................          (1,192,146)        7,903,813          1,176,662
Cash and Cash Equivalents at Beginning of Year...............          14,836,222         6,932,409          5,755,747
                                                                 ----------------   ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.....................    $     13,644,076   $    14,836,222    $     6,932,409
                                                                 ================   ===============    ===============

                See notes to consolidated financial statements.

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                        1999               1998             1997
                                                                 ----------------   ---------------    ---------------
SUPPLEMENTAL DISCLOSURES

     Cash paid during the year for:
       Interest..............................................    $      8,105,373   $     6,082,143    $     4,416,179
       Income taxes..........................................             210,450           450,648            817,532

     Loans transferred to foreclose real estate..............             224,983           206,493            169,798

     Net increase (decrease) in unrealized gains and
       losses on securities available-for-sale...............          (3,512,033)          326,693            191,064

     Assets acquired in business combinations................                  --        75,874,317                 --

     Liabilities assumed in business combinations............                  --        67,229,736                 --


                See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                        1999               1998             1997
                                                                 ----------------   ---------------    ---------------

NET INCOME...................................................    $      2,482,940   $     1,127,816    $     1,351,806

Other comprehensive income, net of tax
     Unrealized gains on securities:
     Unrealized holding gains (losses) arising
       during the period.....................................          (3,473,010)          386,865            199,139
     Reclassification adjustments for
       gains included in net income..........................             (39,023)          (60,172)            (8,075)
                                                                 ----------------   ---------------    ---------------
     Net unrealized gains (losses)...........................          (3,512,033)          326,693            191,064
     Income tax related to items of other
       comprehensive income..................................           1,301,941           (89,596)           (73,559)
                                                                 ----------------   ---------------    ---------------
Other comprehensive income (loss)............................          (2,210,092)          237,097            117,505
                                                                 ----------------   ---------------    ---------------

COMPREHENSIVE INCOME.........................................    $        272,848   $     1,364,913    $     1,469,311
                                                                 ================   ===============    ===============

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Frontier National Corporation (the "Company") and its subsidiaries operate predominantly in the domestic commercial banking industry in East Central Alabama. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practice within the banking industry. The following summarizes the most significant of these policies. The Company has two bank subsidiaries; Frontier National Bank, Sylacauga, Alabama (formerly known as First National-America's Bank) and Frontier National Bank, Lanett, Alabama (formerly known as Valley National
Bank). The Banks operate branches in Talladega and Chambers counties, Alabama. Their primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and middle-income individuals. Frontier Financial Services Corporation, a wholly-owned subsidiary of Frontier National Bank, Sylacauga, Alabama, makes small consumer loans and has four offices located in north and central Alabama. The Frontier Agency, Inc., a wholly-owned subsidiary of Frontier National Bank, Sylacauga, Alabama, sells and services insurance products aimed at individuals and small to medium sized businesses at two offices located in Central Alabama. Frontier National Corporation is the surviving parent company following the business combination of August 31, 1998 (see note 2).

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Frontier National Corporation and its wholly-owned subsidiaries: Frontier National Bank, Sylacauga, Alabama (formerly known as First National-America's
Bank), Frontier National Bank, Lanett, Alabama (formerly known as Valley National Bank), and Frontier Financial Services Corporation (referred to herein as the "Bank's"), and The Frontier Agency, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Securities

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

Allowance for Possible Loan Losses

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 1999, 1998 and 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Premises and Equipment

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

Income Taxes

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Earnings Per Common Share

The Company adopted SFAS No. 128, EARNINGS PER SHARE, on December 31, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. All earnings per share data reflect the presentation required under SFAS No. 128.


                                                                  1999           1998          1997
                                                             ------------   ------------  ------------
Weighted average of common shares outstanding...........        3,450,628      2,861,619     2,104,092
Effect of dilutive options..............................           34,714         21,246            --
                                                             ------------   ------------  ------------
Weighted average of common shares outstanding effected
  for dilution..........................................        3,485,342      2,882,865     2,104,092
                                                             ============   ============  ============

In May 1999, the Company issued a 3-for-2 stock split. In September 1998, the Company issued a 6.8 percent stock dividend resulting in the issuance of 216,917 (adjusted for the 3-for-2 stock split in 1999) shares of common stock. Also, in conjunction with the business combination with Valley National Bank, the Company issued 1,817,910 (adjusted for the 3-for-2 stock split in 1999) shares to the existing shareholders of the Company which has been accounted for as a 13-to-1 stock split. All per share amounts included in these financial statements have been retroactively adjusted to give effect to the stock dividend and stock splits.

Stock-Based Compensation

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Retirement Plans

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

The Banks have available as a source of financing a line of credit of $41,584,782 with the Federal Home Loan Bank of Atlanta of which $17,542,782 was available and unused.

The Banks also have available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines totaling $14,000,000.

Cash Flow Information

The Company considers all cash and amounts due from depository institutions and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Reclassifications

Certain amounts in 1998 and 1997 have been reclassified to conform with the 1999 presentation.

Recently Issued Accounting Standards

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

In June 1998, the Financial Accounting Standards Board also issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.


NOTE 2 - BUSINESS COMBINATIONS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 2 - BUSINESS COMBINATIONS - CONTINUED

The following is summary operating information for FNC showing the effect of the business combination between FNSC and VNC described in the preceding paragraph for the years ended December 31, 1998, and 1997.

                                                                       As            Effect of        (Pro Forma)
                                                                    Reported         Purchase           Results
                                                                ----------------  ---------------  ----------------
As of December 31, 1998:
   Interest income...........................................   $     13,882,764  $     3,701,200  $     17,583,964
   Interest expense..........................................          6,294,206        1,811,561         8,105,767
   Net interest income.......................................          7,588,558        1,889,639         9,478,197
   Provision for loan losses.................................          1,412,295           82,124         1,494,419
   Noninterest income........................................          2,283,909          464,367         2,748,276
   Noninterest expense.......................................          7,066,497        1,566,199         8,632,696
   Provision for income taxes................................            265,859          195,719           461,578
   Net income................................................          1,127,816          509,964         1,637,780

As of December 31, 1997:
   Interest income...........................................   $     11,085,218  $     5,260,573  $     16,345,791
   Interest expense..........................................          4,694,793        2,373,850         7,068,643
   Net interest income.......................................          6,390,425        2,886,723         9,277,148
   Provision for loan losses.................................            662,155           89,751           751,906
   Noninterest income........................................          1,221,474          602,215         1,823,689
   Noninterest expense.......................................          5,035,880        2,303,125         7,339,005
   Provision for income taxes................................            562,058          294,181           856,239
   Net income................................................          1,351,806          801,881         2,153,687

On November 23, 1998, the Frontier Agency Inc., a subsidiary of First National-America's Bank, purchased two insurance agencies. Brown Insurance Agency located in Sylacauga, Alabama was purchased with cash and accounted for by the purchase method of accounting. Wright-Sprayberry, Inc. also located in Sylacauga, Alabama was purchased with 74,006 (adjusted for the 3-for-2 stock split in 1999) shares of Frontier National Corporation stock and accounted for by the pooling of interest method of accounting. All real estate was purchased with cash at fair market values. The Company's previously reported consolidated financial results have not been restated to include the effect of the acquisitions prior to their respective acquisition dates since the effect is not material.

On April 30, 1999, The Frontier Agency, Inc., a subsidiary of Frontier National Bank in Sylacauga, entered into an asset purchase agreement with the Lawrence-Jones Insurance and Real Estate Agency, Inc., whereas assets valuing $136,700 were purchased with cash. The proforma effects upon the current and prior years' operations has not been shown due to immateriality.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Subsidiary Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The average amount of those reserve balances required were approximately $1,235,000 and $1,223,000 at December 31, 1999 and 1998, respectively.


NOTE 4 - SECURITIES

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 1999 and 1998 were as follows:

                                                 Gross         Gross      Estimated
                                Amortized     Unrealized    Unrealized      Fair
                                   Cost          Gains        Losses        Value
                               -----------   -----------   -----------   -----------
SECURITIES AVAILABLE-FOR-SALE:

DECEMBER 31, 1999:
  U.S. GOVERNMENT AND AGENCY
    SECURITIES                 $ 7,007,087   $        --   $   284,375   $ 6,722,712

  STATE AND POLITICAL
    SUBDIVISIONS                27,794,375       172,991     1,655,578    26,311,788

  CORPORATE DEBT SECURITIES      5,851,449            --       300,299     5,551,150
  MORTGAGE-BACKED
    SECURITIES                  10,994,979            --       641,142    10,353,837

  EQUITY SECURITIES              1,418,300            --            --     1,418,300
                               -----------   -----------   -----------   -----------

                               $53,066,190   $   172,991   $ 2,881,394   $50,357,787
                               ===========   ===========   ===========   ===========
December 31, 1998:
  U.S. Government and agency
    securities                 $ 7,042,868   $    84,723   $        --   $ 7,127,591
  State and political
    subdivisions                21,581,093       622,805        10,664    22,193,234

  Mortgage-backed
    securities                  20,546,871       176,152        69,386    20,653,637

  Equity securities              1,906,420            --            --     1,906,420
                               -----------   -----------   -----------   -----------

                               $51,077,252   $   883,680   $    80,050   $51,880,882
                               ===========   ===========   ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 4 - SECURITIES - CONTINUED

The contractual maturities of securities available-for-sale at December 31, 1999 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized              Fair
                                                  Cost                Value

    Due in one year or less..............  $          755,294   $        759,216
    Due from one year to five years......           7,037,086          6,837,328
    Due from five years to ten years.....           9,866,040          9,601,818
    Due after ten years..................          33,989,470         31,741,125
    Equity securities....................           1,418,300          1,418,300
                                           ------------------   ----------------

        Totals...........................  $       53,066,190   $     50,357,787
                                           ==================   ================


Mortgage backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses from the sale or maturity of securities available-for-sale for the years ended December 31 are as follows:

                      1999         1998       1997
                      ----         ----       ----
Realized gains      $ 54,018    $ 64,792    $ 32,487
Realized (losses)    (14,995)     (4,620)    (24,412)

Equity securities include a restricted investment in Federal Home Loan Bank stock which must be maintained to secure the available lines of credit. The amount of investment in this stock amounted to $1,202,100 and $1,688,600 at December 31, 1999 and 1998, respectively.

Securities pledged to secure public funds on deposit and for other purposes as required by law amounted to approximately $30,999,000 and $30,298,000 at December 31, 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 5 - LOANS

The Banks grant loans to customers primarily in Talladega and Chambers County of East Central Alabama.

The major classification of loans as of December 31, 1999 and 1998 are as follows:

                                                     1999               1998
                                              ----------------    ----------------
    Commercial, financial and agricultural..  $      27,615,809   $     25,353,317
    Real estate - construction..............          7,307,339          2,384,790
    Real estate - mortgage..................         81,991,257         82,745,788
    Consumer................................         23,107,565         26,432,529
    Other...................................          1,959,060            466,858
                                              -----------------   ----------------
                                                    141,981,030        137,383,282
    Unearned income.........................          2,274,647          1,180,881
    Allowance for loan losses...............          1,849,356          1,831,241
                                              -----------------   ----------------

    Net loans...............................  $     137,857,027   $    134,371,160
                                              =================   ================

Certain directors, executive officers and principal shareholders including their immediate families and associates were loan customers of the Banks during 1999 and 1998. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 1999 and 1998, amounted to approximately $3,321,001 and $3,278,615, respectively. Activity during 1999 and 1998 in loans to related parties is as follows:

                                                     1999                 1998
                                              ----------------      ----------------
    Balance at Beginning of Year..............$       3,278,615     $      1,873,546
       New loans..............................        5,340,367              465,960
       Addition due to acquisition............               --            1,823,730
       Change in related parties..............          324,569                   --
       Repayments.............................       (5,622,550)            (884,621)
                                              -----------------     ----------------
    Balance at End of Year....................$       3,321,001     $      3,278,615
                                              =================     ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 5 - LOANS - CONTINUED

Information about impaired loans as of and for the years ended December 31 is as follows:

                                                                      1999             1998              1997
                                                                ----------------  ---------------  ----------------
Loans receivable for which there is a related
   allowance for credit losses determined in
   accordance with FASB Statement No. 114,
   as amended................................................   $        561,106  $       310,137  $        316,258
Other impaired loans.........................................            268,309          263,734           240,605
                                                                ----------------  ---------------  ----------------
     Total impaired loans....................................   $        829,415  $       573,871  $        556,863
                                                                ================  ===============  ================
Average monthly balance of impaired loans (based
   on month-end balances)....................................   $        736,604  $       746,908  $        815,230

Related allowance for credit losses..........................            256,937          133,702            34,334

Interest income recognized on impaired loans.................             37,682           29,248            77,139

Total nonaccural loans at December 31, 1999 and 1998 consisted of approximately $873,000 and $515,000, respectively. For the years ended December 31, 1999 and 1998, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $55,000 and $43,000, respectively.


NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for years ended December 31 are as follows:

                                                                      1999             1998              1997
                                                                ----------------  ---------------  ----------------
Balance at beginning of year.................................   $      1,831,241  $     1,120,012  $        924,441

   Charge-offs...............................................           (972,950)      (1,504,836)         (765,461)
   Recoveries................................................            493,677          339,348           298,877
                                                                ----------------  ---------------  ----------------
     Net charge-offs.........................................           (479,273)      (1,165,488)         (466,584)
   Provision for loan loss...................................            497,388        1,412,295           662,155
   Addition due to acquisitions..............................                 --          464,422                --
                                                                ----------------  ---------------  ----------------

Balance at end of year.......................................   $      1,849,356  $     1,831,241  $      1,120,012
                                                                ================  ===============  ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 7 - PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31 are as follows:

                                            1999                 1998
                                     ---------------       ------------------

   Land and improvements............. $       1,449,941     $         979,929
   Buildings and improvements........         4,745,736             4,441,125
   Furniture and equipment...........         5,598,845             5,041,547
   Automobiles.......................           167,057                44,489
   Construction in progress..........           207,916                    --
                                      -----------------     -----------------
                                             12,169,495            10,507,090
   Less: Accumulated depreciation....         5,363,258             4,866,208
                                      -----------------     -----------------

     Premises and equipment, net..... $       6,806,237     $       5,640,882
                                      =================     =================

The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 1999, 1998 and 1997 was $554,339, $440,404, and
$514,321, respectively.


NOTE 8 - DEPOSITS

The major classifications of deposits as of December 31, 1999 and 1998 were as follows:

                                             1999                   1998
                                      -----------------       -----------------

   Noninterest-bearing demand.........$      24,512,607       $      26,793,363
   NOW accounts.......................       29,503,717              31,335,143
   Savings............................       24,692,450              26,098,626
   Time...............................       67,549,655              66,401,413
   Certificates of deposit of $100,000
     or more..........................       19,577,551              16,155,669
   Time deposit open accounts.........        6,591,000               6,591,000
                                      -----------------       -----------------

     Totals...........................$     172,426,980       $     173,375,214
                                      =================       =================

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 1999 and 1998 were $26,168,551 and $22,746,669.

Total deposits to related parties at December 31, 1999 and 1998 amounted to approximately $6,269,000 and $5,483,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE 8 - DEPOSITS - CONTINUED

The maturities of time certificates of deposit and other time deposits issued by the Subsidiary Banks at December 31, 1999 is as follows:


             Years Ending December 31,
                      2000......................     $   74,855,410
                      2001......................         13,890,495
                      2002......................          3,288,829
                      2003......................          1,261,952
                      2004......................            421,520
                                                     --------------

                         Total..................     $   93,718,206
                                                     ==============


NOTE 9 - LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 1999 and 1998:

                                               1999                 1998
                                          --------------      --------------

           SouthTrust Bank................$           --      $       15,384
           Federal Home Loan Bank (FHLB)..    24,042,000          18,542,000
                                          --------------      --------------

                Total.....................$   24,042,000      $   18,557,384
                                          ==============      ==============


The FHLB advances bear interest at rates ranging from 4.65% to 7.67%. The advances are payable at various maturities through April 2014. The note is secured by all 1 - 4 family residential mortgages held by the Subsidiary Banks. Terms of the note provide for significant penalties in the event of early repayment.

The SouthTrust Bank note bore interest at 7.75%. On February 12, 1999 the loan was paid off.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE 9 - LONG-TERM DEBT - CONTINUED

Maturities of long-term debt following December 31, 1999 are as follows:

             Years Ending December 31,
                      2000......................  $    1,100,000
                      2001......................         350,000
                      2002......................              --
                      2003......................       2,500,000
                      2004......................       5,500,000
                      Thereafter................      14,592,000
                                                  --------------

                         Total..................  $   24,042,000
                                                  ==============

NOTE 10 - SHAREHOLDERS EQUITY

At December 31, 1999 and 1998 Shareholders' Equity of the Company consisted of the following:

Common Stock: At December 31, 1999 10,000,000 shares authorized, 3,497,497 shares issued and 3,414,357 outstanding with a par value of $0.001 per share. At December 31, 1998 10,000,000 shares authorized, 2,331,683 shares issued and 2,315,683 outstanding with a par value of $0.001 per share. The 1998 shares reflect the amounts before adjustment for the 1999 stock split.

Capital Surplus: Represents the funds received in excess of par value upon the issuance of stock, net of issuance costs and the related effects of the stock dividend and business combination.

Retained Earnings: Represents the accumulated net earnings of the Company as reduced by dividends paid to shareholders, merger expenses and retirement of treasury stock.

Treasury Stock: Represents 83,140 and 16,000 shares of common stock at December 31, 1999 and 1998, respectively, at cost. The 1998 shares reflect the amounts before adjustment for the 1999 stock split.

Stock Dividend: In September 1998, the Company issued a stock dividend resulting in the issuance of 216,917 (adjusted for the 1999 3-for-2 stock split) shares of common stock. In conjunction with the business combination, the par value of the stock was reduced from $10 per share to $0.001 per share. All per share amounts included in these financial statements have been adjusted to give retroactive effect to the stock dividend.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997




NOTE 10 - SHAREHOLDERS EQUITY - CONTINUED

Accumulated Comprehensive Income: Represents the change in equity during each period from the effects of unrealized holding gains and losses on securities available-for-sale, net of tax.

Stock Splits: In May, 1999, the Company issued a 3-for-2 stock split resulting in the issuance of an additional 1,165,814 shares of common stock.

Additional shares of 1,817,910 (adjusted for the 3-for-2 stock split in 1999) were issued in 1998 to the Company's shareholders resulting from the business combination with Valley National Bank as described in note 2 to the consolidated financial statements. These additional shares resulted from the effects of a 13-to-1 split of Company shares to facilitate the transaction. All per share amounts included in these financial statements have been adjusted to give retroactive effect to both stock splits.


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 1999.

As of December 31, 1999, the most recent notification from the appropriate regulatory agencies categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Banks' category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 11 - REGULATORY CAPITAL MATTERS - CONTINUED

The Company's and Subsidiary Banks' actual capital amounts and ratios are also presented in the table.

                                                                                                  To Be Well
                                                                                                  Capitalized
                                                                                                 Under Prompt
                                                                     For Capital               Corrective Action
                                            Actual                Adequacy Purposes               Provisions
                                      ------------------      -----------------------        -------------------
                                      Amount       Ratio        Amount          Ratio        Amount        Ratio
                                      ------       -----        ------          -----        ------        -----
                                                                   (In thousands)
AS OF DECEMBER 31, 1999:

TOTAL CAPITAL
   CONSOLIDATED................     $    22,224     14.57%    $    12,206         8.00%   $    15,257        10.00%
   FRONTIER NATIONAL
     BANK, SYLACAUGA...........          12,991     13.16           7,899         8.00          9,874        10.00
   FRONTIER NATIONAL
     BANK, LANETT..............           7,277     13.79           4,193         8.00          5,241        10.00
TIER 1 CAPITAL
   CONSOLIDATED................          20,375     13.35           6,103         4.00          9,154         6.00
   FRONTIER NATIONAL
     BANK, SYLACAUGA...........          11,756     11.91           3,950         4.00          5,924         6.00
   FRONTIER NATIONAL
     BANK, LANETT..............           6,672     12.73           2,096         4.00          3,144         6.00
TIER 1 LEVERAGE
   CONSOLIDATED................          20,375      9.31           8,800         4.00         11,000         5.00
   FRONTIER NATIONAL
     BANK, SYLACAUGA...........          11,756      8.56           5,492         4.00          6,866         5.00
   FRONTIER NATIONAL
     BANK, LANETT..............           6,672      8.32           3,208         4.00          4,011         5.00

As of December 31, 1998:

Total Capital
   Consolidated................     $    22,145     15.26%    $    11,608         8.00%   $    14,511        10.00%
   Frontier National
     Bank, Sylacauga...........          12,917     13.43           7,691         8.00          9,614        10.00
   Frontier National
     Bank, Lanett..............           7,296     14.93           3,910         8.00          4,888        10.00
Tier 1 Capital
   Consolidated................          20,331     14.01           5,804         4.00          8,706         6.00
   Frontier National
     Bank, Sylacauga...........          11,715     12.18           3,846         4.00          5,769         6.00
   Frontier National
     Bank, Lanett..............           6,772     13.86           1,955         4.00          2,933         6.00
Tier 1 Leverage
   Consolidated................          20,331      9.26           8,778         4.00         10,972         5.00
   Frontier National
     Bank, Sylacauga...........          11,715      8.23           5,697         4.00          7,121         5.00
   Frontier National
     Bank, Lanett..............           6,772      8.76           3,091         4.00          3,863         5.00

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 12 - STOCK OPTION PLANS

On August 24, 1998, the Company issued a total of 150,000 options (split adjusted) to purchase its common shares to its chief executive officer and its president. Each received 75,000 options. Each of the stock option agreements contain an option price of $6.67 per share (split adjusted), the market value of the shares at the time of issuance.

The following sets forth certain information regarding stock options for the year ended December 31, 1999 and 1998. Stock options have been adjusted to reflect the effects of the 3 for 2 split in 1999.


Fixed Options
                                                   1999                             1998
                                       -----------------------------    ----------------------------
                                                          WEIGHTED                        Weighted
                                                           AVERAGE                          Average
                                                          EXERCISE                         Exercise
                                           SHARES           PRICE           Shares           Price
                                       -------------     ----------     -------------     ----------
Outstanding at beginning of year......       135,000     $     6.67                --     $     0.00
Granted...............................            --           0.00           150,000           6.67
Exercised.............................            --           0.00           (15,000)          6.67
Forfeited.............................            --           0.00                --           0.00
                                       -------------     ----------     -------------     ----------
Outstanding at end of year............       135,000     $     6.67           135,000     $     6.67
                                       =============     ==========     =============     ==========

Exercisable at end of year............       135,000     $     6.67           135,000     $     6.67
                                       =============     ==========     =============     ==========

                                                                          Expiration       Options
                                                            Number           Date        Exercisable
                                                            ------           ----        -----------

Options with Exercise Price of $6.67................        135,000        8-24-07         135,000

In October 1995, the FASB issued Financial Accounting Standards No. 123, ACCOUNTING AND DISCLOSURE OF STOCK-BASED COMPENSATION ("SFAS 123"). SFAS 123 is effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stocks Issued to Employees, and the related Interpretations. The Company has elected to apply APB Opinion No. 25 in accounting for its incentive stock options; accordingly, no compensation cost has been recognized by the Company. The Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below had compensation cost for the Company's stock option plan been determined based on the fair value method at the grant date for options under the plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 12 - STOCK OPTION PLANS - CONTINUED


                                             1999                1998
                                        ---------------    ----------------
Net Income
   As reported........................  $     2,482,940    $      1,127,816
   Pro forma..........................        2,482,940           1,083,861

Basic Earnings Per Share
   As reported........................  $           .72    $           .39
   Pro forma..........................              .72                .38

Diluted Earnings Per Share
   As reported........................  $           .71    $           .39
   Pro forma..........................              .71                .38

These options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be 34,714 and 21,246 greater than that used to calculate basic earnings per share for 1999 and 1998, respectively. There was a $.01 dilutive effect on earnings per share for the year ended December 31, 1999.

The Company's options outstanding have a weighted average contractual life of ten years. The weighted average fair value of options granted in 1998 was $.73. The fair value of each grant is estimated using a fair value method with the following assumptions used for grants in 1998: expected option life of 10 years; no expected volatility; expected dividend yield of 3.68%; and a risk free interest rate of 6.00%.

The effects of applying FAS 123 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board.

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following for the years ended December 31, 1999, 1998 and 1997:

                                                   1999            1998              1997
                                             --------------   ---------------  ----------------
       Professional fees...................  $       595,904  $       403,631  $        117,728
       Director and committee fees.........          295,086          168,700            59,450
       Stationery and supplies.............          257,336          205,761           191,068
       Advertising.........................          190,693          189,369           145,955
       Insurance...........................          178,976           87,149            66,884
       Postage.............................          148,622          147,875           112,558
       Regulatory fees and assessments.....           99,075          101,665            54,208
       Other...............................          927,218          784,480           629,782
                                             ---------------  ---------------  ----------------
          Total other operating expenses...  $     2,692,910  $     2,088,630  $      1,377,633
                                             ===============  ===============  ================

NOTE 14 - INCOME TAXES

The components of income tax expense for the years ended December 31, 1999, 1998, and 1997 were as follows:


                                                   1999            1998              1997
                                             --------------   ---------------  ----------------
    Current
       Federal...............................$       660,553  $       355,337  $        599,645
       State.................................         77,129           35,430            72,043

    Deferred
       Federal...............................        (75,000)         (93,534)         (121,846)
       State.................................         31,000          (31,374)           12,216
                                             ---------------  ---------------  ----------------

                                             $       693,682  $       265,859  $        562,058
                                             ===============  ===============  ================

Tax effects of securities transactions resulted in an increase in income taxes for December 31, 1999, 1998, and 1997 of $15,609, $24,069, and $3,230,
respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 14 - INCOME TAXES - CONTINUED

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 1999, 1998, and 1997:

                                                                        1999              1998             1997
                                                                     -----------      -----------        ---------
Statutory federal income tax rate...............................           34.0%             34.0%            34.0%
Effect on rate of:
    Tax-exempt securities.......................................          (12.1)            (18.3)            (5.8)
    Tax-exempt loan income......................................           (0.9)             (2.8)            (0.9)
    Interest expense disallowed.................................            1.5               2.8              1.8
    Insurance cash surrender value increase.....................           (2.8)             (3.4)             0.0
    Goodwill amortization.......................................            1.0               2.3              1.7
    State income tax, net of federal tax benefit ...............            2.6              (0.6)             3.8
    Other ......................................................           (1.5)              5.1             (5.2)
                                                                     ----------       -----------        ---------

Effective income tax rate.......................................           21.8 %            19.1%            29.4%
                                                                     ===========      ===========        =========

Federal and state income taxes receivable (payable) as of December 31, 1999 and 1998 included in other assets and other liabilities, respectively, were as follows:

                                                                                       1999              1998
                                                                                  ---------------  ----------------
Current
   Federal......................................................................  $      (316,047) $        125,215

   State........................................................................         (117,328)          (71,644)

The components of the deferred income tax asset included in other assets as of December 31, 1999 and 1998 are as follows:

                                                                                       1999              1998
                                                                                  ---------------  ----------------
Deferred tax asset:
   Federal......................................................................  $     1,746,286  $        638,091
   State........................................................................          210,973           107,201
                                                                                  ---------------  ----------------
     Total deferred income tax asset............................................        1,957,259           745,292

Deferred tax liability:
   Federal......................................................................         (419,429)         (580,307)
   State........................................................................          (75,105)          (48,201)
                                                                                  ---------------- ----------------
     Total deferred income tax liability........................................         (494,534)         (628,508)
                                                                                  ---------------- ----------------

Net deferred tax asset..........................................................  $     1,462,725  $        116,784
                                                                                  ===============  ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 14 - INCOME TAXES - CONTINUED

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                       1999              1998
                                                                                  ---------------  ----------------
   Alternative minimum tax credit carryover.....................................  $       241,171  $        126,847
   Net unrealized (gains) losses on securities available-for-sale...............        1,028,725          (273,216)
   Depreciation.................................................................         (493,318)         (321,339)
   Allowance for loan losses....................................................          514,552           487,107
   Deferred compensation........................................................          172,811           113,813
   Other........................................................................           (1,216)          (16,428)
                                                                                  ---------------  ----------------

   Net deferred tax asset.......................................................  $     1,462,725  $        116,784
                                                                                  ===============  ================


NOTE 15 - RETIREMENT PLANS

The Company and its subsidiaries have established a 401(k) profit-sharing plan covering substantially all employees, subject to eligibility requirements. Employees may defer a percentage of their compensation, subject to maximum limitations, with matching employer contributions subject to limitations. The Company and its subsidiaries may also make discretionary contributions on an annual basis. Total retirement expense under this plan included in salary and benefits for the years ended December 31, 1999, 1999 and 1998 was $157,076, $83,499, and $103,936, respectively.

The Company and its subsidiaries have also entered into a deferred compensation agreement with a director and salary continuation plans with certain executive officers to provide for continued compensation upon retirement. The present value of the estimated liability under the plans is being accrued over the expected remaining years of service.

The present value of both plan's accrued benefits amounted to $432,026 and $278,826 at December 31, 1999 and 1998, respectively. The plans are financed through life insurance policies owned by the Subsidiary Banks and provide monthly income to the covered individuals if they remain in service until age 65 by the Subsidiary Banks. (Reduced amounts are payable if employment terminates prior to age 65). The expense of the plans was $146,897, $134,524, and $100,788 in1999, 1998, and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



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

A summary of the Company's commitments and contingent liabilities at December 31, 1999 and 1998, is approximately as follows:

                                                                                          Contract or
                                                                                        Notional Amount
                                                                              ------------------------------------
                                                                                     1999                1998
                                                                              ----------------     ---------------
Commitments to extend credit...............................................    $     8,447,000     $     7,246,000
Credit card commitments....................................................          1,777,000           1,691,000
Standby letters of credit..................................................            265,000                 --
                                                                               ---------------     ---------------

  Totals...................................................................    $    10,489,000     $     8,937,000
                                                                               ===============     ===============


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

The Company maintains its cash accounts at various commercial banks in Alabama, Georgia and Tennessee. The total cash balances are insured by the FDIC up to $100,000. There were no uninsured balances held at other commercial banks at December 31, 1999 and 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE 18 - LEASES

The Company leased office space and equipment under various operating leases during 1999 and 1998. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 1999, 1998, and 1997, rental expense for such leases was $127,228, $94,334, and $65,904, respectively.

Future minimum lease payments under noncancellable operating leases at December 31, 1999 are as follows:

Years Ending December 31,
         2000.........................................      $       51,288
         2001.........................................              35,566
         2002.........................................               9,375
                                                            --------------

         Total minimum lease payments.................      $       96,229
                                                            ==============


NOTE 19 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

The Banks are subject to dividend restrictions set forth by their regulators. Under such restrictions, the Banks may not, without the prior approval of their regulators declare dividends in excess of the sum of the current year's earnings plus the retained net earnings from the preceding two years. In January 1998, First National-America's Bank requested permission from the Office of the Comptroller of Currency ("OCC") to pay a special dividend of $2,300,000 to First National Sylacauga Corporation (former name of parent company) in order to pay off a note payable to National Bank of Commerce. First National-America's Bank received permission from the OCC on February 9, 1998, to pay the special dividend and First National Sylacauga Corporation then paid in full the notes payable to NBC.

For the year ending December 31, 2000, the Subsidiary Banks can declare dividends of $699,665 without additional approval of regulatory authorities plus an additional amount equal to its net profits for 2000.


NOTE 20 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND SHORT-TERM INVESTMENTS: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



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

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE 20 - FAIR VALUES OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 are as follows:

                                                             1999                               1998
                                               ---------------------------------  ---------------------------------
                                                   CARRYING           FAIR            Carrying           Fair
                                                   AMOUNT             VALUE            Amount            Value
                                               ---------------  ----------------  ---------------  ----------------
                                                        (IN THOUSANDS)                     (in thousands)
FINANCIAL ASSETS
   Cash and short-term investments..........   $        13,644  $         13,644  $        14,836  $         14,836
   Securities...............................            50,358            50,358           51,881            51,881
   Loans....................................           139,706           138,688          136,202           136,065
   Accrued interest receivable..............             1,651             1,651            1,499             1,499
                                               ---------------  ----------------  ---------------  ----------------

     TOTAL FINANCIAL ASSETS.................   $       205,359  $        204,341  $       204,418  $        204,281
                                               ===============  ================  ===============  ================
FINANCIAL LIABILITIES
   Deposits.................................   $       172,427  $        164,332  $       173,375  $        170,421
   Long-term debt...........................            24,042            23,992           18,557            17,717
   Accrued interest payable.................               925               925              885               885
                                               ---------------  ----------------  ---------------  ----------------

     TOTAL FINANCIAL LIABILITIES............   $       197,394  $        189,249  $       192,817  $        189,023
                                               ===============  ================  ===============  ================
UNRECOGNIZED FINANCIAL INSTRUMENTS
   Commitments to extend credit.............   $        10,224  $         10,224  $         8,937  $          8,937
   Standby letters of credit................               265               265               --                --
                                               ---------------  ----------------  ---------------  ----------------
     TOTAL UNRECOGNIZED FINANCIAL
        INSTRUMENTS.........................   $        10,489  $         10,489  $         8,937  $          8,937
                                               ===============  ================  ===============  ================

NOTE 21 - YEAR 2000 ISSUES

The year 2000 issue is the result of shortcomings in many electronic data processing systems and other electronic equipment that may adversely affect the Company's operations as early as fiscal year 1999.

The Company has completed an inventory of computer systems and other electronic equipment that may be affected by the year 2000 issue and that are necessary to conducting the Company's operations. Based on this inventory, the Company upgraded or replaced various software and hardware items. Testing and validation of the system for the year 2000 compliance has been performed.

The Company's management does not believe the effects of year 2000 will have any material impact on the Company's consolidated financial position or results of operation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 22 - CONDENSED PARENT COMPANY INFORMATION

STATEMENTS OF FINANCIAL CONDITION

                                                                                           December 31,
                                                                             --------------------------------------
                                                                                    1999                1998
                                                                             -----------------    -----------------
ASSETS

   Cash and due from banks.................................................  $        1,454,701   $         144,525
   Investment in subsidiaries (equity method) -
     eliminated upon consolidation.........................................          18,244,088          20,409,325
   Dividends receivable from subsidiaries..................................                  --           2,000,000
   Premises and equipment, net.............................................           1,201,076           1,076,771
   Other assets............................................................             163,085             323,411
                                                                             ------------------   -----------------

       TOTAL ASSETS........................................................  $       21,062,950   $      23,954,032
                                                                             ==================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Due to subsidiaries.....................................................  $            4,062   $       1,014,431
   Dividends payable to shareholders.......................................             438,697             431,746
   Other liabilities.......................................................             429,006              19,617
                                                                             ------------------   -----------------
       TOTAL LIABILITIES...................................................             871,765           1,465,794

       TOTAL SHAREHOLDERS' EQUITY..........................................          20,191,185          22,488,238
                                                                             ------------------   -----------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................  $       21,062,950   $      23,954,032
                                                                             ==================   =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 22 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED



STATEMENTS OF INCOME

                                                                             Years Ended December 31,
                                                              -----------------------------------------------------
                                                                     1999              1998              1997
                                                              ---------------    ---------------   ----------------
INCOME
   From subsidiaries - eliminated upon consolidation
     Dividends.............................................   $     3,044,239    $     4,822,910   $      1,460,000
     Interest..............................................                45             32,742              9,631
     Data processing fees..................................           451,000                 --                 --
   Commissions.............................................                --             37,163             63,176
   Gain on sale of securities..............................             5,421                 --                 --
   Other income............................................             7,525                 11                215
                                                              ---------------    ---------------   ----------------
       TOTAL INTEREST INCOME...............................         3,508,230          4,892,826          1,533,022
                                                              ---------------    ---------------   ----------------

EXPENSE
   Salaries and employee benefits..........................           566,195            537,235            101,793
   Occupancy and equipment expense.........................           327,630             92,599                 --
   Interest................................................                --             23,922            186,391
   Other expenses..........................................           611,114            307,972             25,858
                                                              ---------------    ---------------   ----------------
                                                                    1,504,939            961,728            314,042
                                                              ---------------    ---------------   ----------------

Income before income taxes and equity in
   undistributed earnings of subsidiaries..................         2,003,291          3,931,098          1,218,980
Income tax benefit.........................................           434,793            190,500             76,854
                                                              ---------------    ---------------   ----------------

Income before equity in undistributed
   earnings of subsidiaries................................         2,438,084          4,121,598          1,295,834
Equity in undistributed earnings of subsidiaries...........           (44,856)        (2,993,782)            55,972
                                                              ---------------    ---------------   ----------------

       NET INCOME..........................................   $     2,482,940    $     1,127,816   $      1,351,806
                                                              ===============    ===============   ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 22 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED


STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                              -----------------------------------------------------
                                                                     1999              1998              1997
                                                              ---------------    ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income..............................................   $     2,482,940    $     1,127,816   $      1,351,806
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed income of subsidiaries........           (44,856)         2,993,782            (55,972)
     Provision for depreciation and amortization...........           123,919             91,687             14,981
     Deferred tax benefit..................................           (48,000)                --                 --
     (Increase) decrease in dividends receivable...........         2,000,000         (1,200,000)          (560,000)
     Increase (decrease) in due to subsidiaries............        (1,010,369)         1,014,431                 --
     Investment gains......................................            (5,421)                --                 --
     Increase (decrease) in dividends payable..............             6,951            229,756               (240)
     Other.................................................           614,096           (262,089)           (56,641)
                                                              ---------------    ---------------   ----------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES...........         4,119,260          3,995,383            693,934
                                                              ---------------    ---------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of securities available-for-sale...............                --             (5,000)                --
   Sale of securities available-for-sale...................             9,041                 --                 --
   Cash received (paid) in acquisitions, net...............                --            686,472                 --
   Capital expenditures....................................          (248,224)        (1,116,028)                --
                                                              ---------------    ---------------   ----------------
       NET CASH PROVIDED BY INVESTING ACTIVITIES...........          (239,183)          (434,556)                --
                                                              ---------------    ---------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt.............................                --         (2,250,000)          (250,000)
   Proceeds from sale of treasury stock....................            79,711                 --                 --
   Purchases of treasury stock.............................          (884,637)          (368,000)           (15,000)
   Issuance of common stock................................                --            150,000                 --
   Cash dividends..........................................        (1,764,975)        (1,227,822)          (505,095)
                                                              ---------------    ---------------   ----------------
       NET CASH USED IN FINANCING ACTIVITIES...............        (2,569,901)        (3,695,822)          (770,095)
                                                              ---------------    ---------------   ----------------

Net increase (decrease) in cash and cash equivalents.......         1,310,176           (134,995)           (76,161)

Cash and due from banks at beginning of year...............           144,525            279,520            355,681
                                                              ---------------    ---------------   ----------------

CASH AND DUE FROM BANKS AT END OF YEAR.....................   $     1,454,701    $       144,525   $        279,520
                                                              ===============    ===============   ================
CASH PAID DURING THE YEAR FOR:
   Interest................................................   $            --    $        67,691   $        190,474
                                                              ===============    ===============   ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 23 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                          First          Second          Third         Fourth
                                         Quarter         Quarter        Quarter        Quarter           Total
                                      -------------  -------------   -------------  -------------  ----------------
                                                                    (In Thousands)
1999:
TOTAL INTEREST INCOME..............   $       4,203  $       4,178   $       4,048  $       4,886  $         17,315
TOTAL INTEREST EXPENSE.............           1,891          1,879           1,810          2,566             8,146
PROVISION FOR LOAN LOSSES..........             194            184             104             15               497
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES.......           2,118          2,115           2,134          2,305             8,672
INVESTMENT SECURITIES
   GAINS (LOSSES)..................              --             --              39             --                39
TOTAL NONINTEREST INCOME...........             750            795             729            789             3,063
TOTAL NONINTEREST EXPENSE..........           2,088          2,122           2,131          2,256             8,597
INCOME TAX EXPENSE.................             201            175             260             58               694
NET INCOME.........................             579            613             511            780             2,483

PER COMMON SHARE:
   BASIC EARNINGS..................             .17            .18            .15             .22              .72
   DILUTED EARNINGS................             .16            .18            .15             .22              .71

1998:
Total interest income..............   $       3,066  $       3,050   $       3,343  $       4,423  $         13,882
Total interest expense.............           1,315          1,369           1,580          2,030             6,294
Provision for loan losses..........             192            405             194            621             1,412
Net interest income after
   provision for loan losses.......           1,559          1,276           1,569          1,772             6,176
Investment securities
   gains (losses)..................              --             60              --             --                60
Total noninterest income...........             332            488             518            886             2,224
Total noninterest expense..........           1,647          1,321           1,627          2,471             7,066
Income tax expense.................              30             95             141             --               266
Net income.........................             214            408             319            187             1,128

Per Common Share:
   Basic earnings..................             .07            .13             .08            .11               .39
   Diluted earnings................             .07            .13             .08            .11               .39

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

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

         Based solely on a review of copies of such reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that during the past fiscal year all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that Charles M. Reeves filed one report late reflecting one transaction and Raymond C. Styres filed two reports late reflecting two transactions.

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

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index of documents filed as part of this report:

         Frontier National Corporation and Subsidiaries
         Financial Statements
                                                                                                           Page
                                                                                                           ----
         Independent Auditors' Report..................................................................     33

         Consolidated Statements of Financial Condition as of December 31, 1999 and 1998...............     34

         Consolidated Statements of Income for the Years Ended
           December 31, 1999, 1998, and 1997...........................................................     35

         Consolidated Statements of Shareholders' Equity for the Years Ended
           December 31, 1999, 1998, and 1997...........................................................     36

         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1999, 1998, and 1997...........................................................  37-38

         Consolidated Statements of Comprehensive Income for the Years Ended
           December 31, 1999, 1998, and 1997...........................................................     39

         Notes to Consolidated Financial Statements - December 31, 1999, 1998, and 1997................     40

         Quarterly Results (Unaudited).................................................................     69

(b)      Reports on Form 8-K

         During the quarter ended December 31, 1998, Frontier National
         Corporation filed no reports on Form 8-K:

(c)      Exhibits
                                                                                                           Page
                                                                                                           ----
         2.1      Merger agreement and Plan of merger between the Valley National Corporation and First
                  National Sylacauga Corporation dated February 24, 1998 (incorporated by reference to
                  Exhibit 2 of the Company's Registration Statement on Form S-4, Registration No.
                  333-52465)...............................................................................

         2.2      Merger agreement dated November 23, 1998 between Frontier National Corporation and
                  The Frontier Agency, Inc. and Wright-Sprayberry, Inc., Cornelia Leigh A. Wright,
                  Carol H. Sprayberry, Sam H. Wright and Steven E. Sprayberry (incorporated by reference to Exhibit 2.2 of the Company's annual report on Form 10-K filed on April
                  15, 1999)................................................................................

         2.3      Asset purchase agreement by and among the Frontier Agency, Inc. and Lawrence-Jones
                  Insurance and Real Estate Agency, Inc., William P. Jones, Jr. and Betty Lawrence
                  Jones dated April 30, 1999...............................................................

         3.1      Articles of Incorporation of Frontier National Corporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4, Registration No.
                  333-52465 filed with the Commission).....................................................

         3.2      Articles and Certificate of Merger of Domestic Corporation into Valley National
                  Corporation (Name changed to Frontier National Corporation), dated August 21, 1998
                  (incorporated by reference to Exhibit 3 of the Company's Registration Statement on
                  Form 8A, Registration No. 000-24853).....................................................



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FRONTIER NATIONAL CORPORATION

Date:    March 28, 2000                     By:  /s/ Harry I. Brown, Jr.
       ---------------------------------         -------------------------------
                                                 Harry I. Brown, Jr.
                                                 Chairman

Date:    March 28, 2000                     By:  /s/ Steven R. Townson
       ---------------------------------         -------------------------------
                                                 Steven R. Townson
                                                 Vice Chairman of the Board,
                                                 President,
                                                 Chief Executive Officer, and
                                                 Chief Financial Officer

Date:    March 28, 2000                     By:  /s/ Kerri C. Newton
     -----------------------------------         -------------------------------
                                                 Kerri C. Newton
                                                 Senior Vice President and
                                                 Secretary

         3.3      Bylaws of Frontier National Corporation (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4, Registration No. 333-52465)............

         4        Form of Common Stock Certificates (incorporated by reference to Exhibit 4 of the
                  Company's Registration Statement on Form 8A, Registration No. 000-24853).................

         10.1     Employment Agreement with Harry I. Brown, Jr. dated August 24, 1998 (incorporated by reference to Exhibit 10.1 of the Company's annual report on Form 10-K filed on April
                  15, 1999)................................................................................

         10.2     Employment Agreement with Steven R. Townson dated August 24, 1998 (incorporated by reference to Exhibit 10.1 of the Company's annual report on Form 10-K filed on April
                  15, 1999)................................................................................

         10.3     Incentive Stock Option Agreement between Frontier National Corporation and Steven R.
                  Townson signed on December 20, 1999, effective August 24, 1998, to replace original signed on August 24, 1998................................................................

         10.4     Incentive Stock Option Agreement between Frontier National Corporation and Harry I.
                  Brown, Jr. dated August 24, 1998, signed on December 20, 1999, effective August 24,
                  1998, to replace original signed on August 24, 1998......................................

         10.5     Nonqualified Stock Option Agreement between Frontier National Corporation and Harry
                  I. Brown, Jr. dated August 24, 1998, signed on December 20, 1999, effective August
                  24, 1998, to replace original signed on August 24, 1998..................................

         10.6     Employment Agreement with Ben B. McMillan dated March 8, 1999............................

         10.7     Employment Agreement with J. Jefferson Torbert dated March 1, 1999.......................

         11       Statement of computation of earnings per common share.................................... 73

         12       Statement of computation of ratios....................................................... 74

         16       Letter regarding change in certifying accountant (incorporated by reference to
                  Exhibit 16 of the Company's annual report on Form 10-K filed April 15, 1999).............

         21       Subsidiaries of the Registrant........................................................... 75

         24       Power of Attorney (contained on signature page of this report)........................... 76

         27.1     Financial Data Schedule

Certain financial statement schedules and exhibits have been omitted because they are not applicable.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                             ----------------------





                                   EXHIBITS TO



                           ANNUAL REPORT ON FORM 10-K


                          Year Ended December 31, 1999




                             ----------------------






                          Frontier National Corporation

                                43 North Broadway

                            Sylacauga, Alabama 35150