Form 10-Q
period 2000-03-31
FRONTIER NATIONAL CORP
filed 2000-05-15
CIK 1059420

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X   No
                                           -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A, Common Stock, $.001 par      Outstanding at April 30, 2000:  3,415,502

                         FRONTIER NATIONAL CORPORATION

                           March 31, 2000 Form 10-Q


                               TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------
Part 1.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets                          3

                  Consolidated Statements of Income                    4

                  Consolidated Statements of Comprehensive Income      5

                  Consolidated Statements of Cash Flows                6

                  Consolidated Statement of Shareholders' Equity       7

                  Notes to Consolidated Financial Statements         8 - 10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     11 - 15


         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                         15

Part 2.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                    16

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                         March 31, 2000
                                                          (Unaudited)             December 31, 1999
                                                         --------------           -----------------
ASSETS
CASH AND DUE FROM BANKS                                   $  7,271,130               $  6,902,010
INTEREST BEARING DEPOSITS WITH OTHER BANKS                   3,057,029                    102,066
FEDERAL FUNDS SOLD                                           1,300,000                  6,640,000
SECURITIES AVAILABLE FOR SALE                               50,617,323                 50,357,787
LOANS, NET OF UNEARNED INCOME                              152,228,259                139,706,383
ALLOWANCE FOR LOAN LOSSES                                   (1,954,427)                (1,849,356)
PREMISES AND EQUIPMENT, NET                                  7,650,011                  6,806,237
ACCRUED INTEREST RECEIVABLE                                  1,849,150                  1,651,255
CASH SURRENDER VALUE ON LIFE INSURANCE                       5,121,609                  5,073,986
INTANGIBLE ASSETS, NET                                       1,462,684                  1,497,013
FORECLOSED REAL ESTATE                                         357,299                    305,965
OTHER ASSETS                                                 1,596,600                  2,021,807
                                                          ------------               ------------
      TOTAL ASSETS                                        $230,556,667               $219,215,153
                                                          ============               ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  DEPOSITS:
  NON-INTEREST BEARING DEPOSITS                           $ 26,193,455               $ 24,512,607
  INTEREST BEARING DEPOSITS                                152,369,193                147,914,373
                                                          ------------               ------------
      TOTAL DEPOSITS                                       178,562,648                172,426,980
                                                          ------------               ------------
  DIVIDENDS PAYABLE                                                  -                    438,697
  ACCRUED INTEREST PAYABLE                                     970,986                    925,364
  LONG-TERM DEBT                                            29,042,000                 24,042,000
  OTHER LIABILITIES                                          1,277,555                  1,190,927
                                                          ------------               ------------
      TOTAL LIABILITIES                                    209,853,189                199,023,968
                                                          ------------               ------------

SHAREHOLDERS' EQUITY
  COMMON STOCK ($.001 PAR VALUE; 10,000,000
    SHARES AUTHORIZED, 3,497,497 ISSUED OF
    WHICH 3,415,863 ARE OUTSTANDING AT
    MARCH 31, 2000; $.001 PAR VALUE,
    10,000,000 SHARES AUTHORIZED, 3,497,497
    ISSUED OF WHICH 3,414,357 WERE
    OUTSTANDING AT DECEMBER 31, 1999)                            3,498                      3,498
  CAPITAL SURPLUS                                           14,264,448                 14,263,104
  RETAINED EARNINGS                                          9,023,178                  8,774,744
  TREASURY STOCK, AT COST (81,634 SHARES AT
    MARCH 31, 2000 AND 83,140 SHARES AT
    DECEMBER 31, 1999)                                      (1,146,981)                (1,170,483)
  ACCUMULATED COMPREHENSIVE INCOME (LOSS):
    NET UNREALIZED HOLDING GAINS ON
    SECURITIES AVAILABLE FOR SALE, NET OF
    DEFERRED INCOME TAX                                     (1,440,665)                (1,679,678)
                                                          ------------               ------------
      TOTAL STOCKHOLDERS' EQUITY                            20,703,478                 20,191,185
                                                          ------------               ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                            $230,556,667               $219,215,153
                                                          ============               ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                   ------------------------
                                                      2000          1999
                                                   ----------    ----------
INTEREST INCOME
  INTEREST AND FEES ON LOANS                       $3,578,902    $3,250,758
  INTEREST AND DIVIDENDS ON SECURITIES
   TAXABLE SECURITIES                                 469,798       464,212
   NONTAXABLE SECURITIES                              328,468       258,025
  INTEREST EARNED ON DEPOSITS WITH OTHER BANKS         10,462        17,848
  INTEREST EARNED ON FEDERAL FUNDS SOLD                71,392       212,237
                                                   ----------    ----------
   TOTAL INTEREST INCOME                            4,459,022     4,203,080
INTEREST EXPENSE
  INTEREST ON DEPOSITS                              1,651,835     1,597,453
  INTEREST ON BORROWED FUNDS                          361,112       293,481
                                                   ----------    ----------
   TOTAL INTEREST EXPENSE                           2,012,947     1,890,934

  NET INTEREST INCOME                               2,446,075     2,312,146
   PROVISION FOR LOAN LOSSES                         (196,767)     (194,305)
                                                   ----------    ----------
  NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                        2,249,308     2,117,841

NONINTEREST INCOME
  SERVICE CHARGES ON DEPOSIT ACCOUNTS                 315,191       349,187
  COMMISSION INCOME                                   358,853       284,505
  OTHER OPERATING INCOME                              157,984       116,066
  SECURITIES GAINS                                          -             -
                                                   ----------    ----------
   TOTAL NONINTEREST INCOME                           832,028       749,758
NONINTEREST EXPENSE
  SALARIES AND EMPLOYEE BENEFITS                    1,107,424     1,082,764
  NET OCCUPANCY EXPENSE                               371,790       334,190
  OTHER OPERATING EXPENSES                            647,545       671,375
                                                   ----------    ----------
   TOTAL NONINTEREST EXPENSES                       2,126,759     2,088,329

  INCOME BEFORE INCOME TAXES                          954,577       779,270
  PROVISION FOR INCOME TAXES                         (270,558)     (200,834)
                                                   ----------    ----------
   NET INCOME                                      $  684,019    $  578,436
                                                   ==========    ==========

BASIC EARNINGS PER COMMON SHARE                    $     0.20    $     0.17
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING           3,415,745     3,473,525
EARNINGS PER COMMON SHARE ASSUMING DILUTION        $     0.20    $     0.16
WEIGHTED AVERAGE SHARES
 OUTSTANDING ASSUMING DILUTION                      3,461,848     3,518,658


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                       ---------------------
                                                          2000        1999
                                                       ---------    --------

NET INCOME                                             $ 684,019    $578,436
OTHER COMPREHENSIVE, NET OF TAX:
     UNREALIZED GAINS (LOSSES) ON SECURITIES:
      UNREALIZED HOLDING GAINS (LOSSES) ARISING
       DURING THE PERIOD                                 378,822     (80,915)
      LESS:  RECLASSIFICATION ADJUSTMENTS FOR GAINS
       (LOSSES) INCLUDED IN NET INCOME                         -           -
                                                       ---------    --------
      NET UNREALIZED GAINS (LOSSES)                      378,822     (80,915)
     INCOME TAX RELATED TO ITEMS OF OTHER
       COMPREHENSIVE INCOME (LOSS)                      (139,809)     32,687
                                                       ---------    --------

OTHER COMPREHENSIVE INCOME (LOSS)                        239,013     (48,228)
                                                       ---------    --------

COMPREHENSIVE INCOME (LOSS)                            $ 923,032    $530,208
                                                       =========    ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                          ---------------------------
                                                               2000           1999
                                                          ------------    -----------

OPERATING ACTIVITIES:
    NET CASH PROVIDED BY OPERATING ACTIVITIES             $    794,041    $ 1,558,793

INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE         377,062      4,057,504
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                  (250,000)    (2,206,750)
  NET (INCREASE) DECREASE IN LOANS TO CUSTOMERS            (12,706,678)     5,552,811
  PURCHASES OF PREMISES AND EQUIPMENT                         (996,647)      (364,467)
  PROCEEDS FROM SALES OF FIXED ASSETS                           10,867        130,363
  PROCEEDS FROM SALE OF FORECLOSED REAL ESTATE                  50,112              -
                                                          ------------    -----------
    NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES       (13,515,284)     7,169,461
                                                          ------------    -----------

FINANCING ACTIVITIES:
  NET INCREASE (DECREASE) IN DEPOSITS                        6,432,899      6,461,880
  NET INCREASE IN SHORT-TERM BORROWINGS                        121,863        313,261
  DIVIDENDS PAID                                              (874,282)      (431,747)
  PROCEEDS FROM SALE OF TREASURY STOCK                          32,096              -
  TREASURY STOCK PURCHASED                                      (7,250)             -
  PROCEEDS FROM NOTES PAYABLE, NET                           5,000,000      3,500,000
                                                          ------------    -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES               10,705,326      9,843,394
                                                          ------------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (2,015,917)    18,571,648

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            13,644,076     14,836,223
                                                          ------------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 11,628,159    $33,407,871
                                                          ============    ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)


                                                                      ACCUMULATED
                                 COMMON     CAPITAL      RETAINED    COMPREHENSIVE     TREASURY
                                  STOCK     SURPLUS      EARNINGS    INCOME (LOSS)      STOCK         TOTAL
                                 ------   -----------   ----------   -------------   -----------   -----------
BALANCE AT
  DECEMBER 31, 1999              $3,498   $14,263,104   $8,774,744    $(1,679,678)   $(1,170,483)  $20,191,185

CASH DIVIDENDS -
  COMMON                              -             -     (435,585)             -              -      (435,585)

PURCHASE OF TREASURY STOCK            -             -            -              -         (7,250)       (7,250)

REISSUANCE OF TREASURY STOCK          -         1,344            -              -         30,752        32,096

NET CHANGE IN
  UNREALIZED GAINS
  ON SECURITIES                       -             -            -        239,013              -       239,013

NET INCOME - MARCH 31, 2000           -             -      684,019              -              -       684,019
                                 ------   -----------   ----------    -----------    -----------   -----------
BALANCE AT
  MARCH 31, 2000                 $3,498   $14,264,448   $9,023,178    $(1,440,665)   $(1,146,981)  $20,703,478
                                 ======   ===========   ==========    ===========    ===========   ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                                MARCH 31, 2000
                                  (UNAUDITED)


NOTE A - Basis of Presentation

The consolidated financial statements include the accounts of Frontier National Corporation (the "Company") and its wholly-owned subsidiaries, Frontier National Bank in Lanett, Alabama, Frontier National Bank, Sylacauga, Alabama, Frontier Financial Services, Inc., and The Frontier Agency, Inc., collectively, the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for Frontier National Corporation and subsidiaries for the year ended December 31, 1999, included in Form 10-K filed in March 2000.


NOTE B - Income Taxes

The effective tax rates of approximately 28 percent and 26 percent for the three months ended March 31, 2000 and 1999, respectively, are less than the statutory rate principally because of the effect of tax-exempt interest income.


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

At March 31, 2000, the Company had net unrealized losses of $2,329,581 in available-for-sale securities that are reflected in the presented assets and resulted in a decrease in shareholders' equity of $1,440,665, net of deferred tax asset. There were no trading securities.

The net increase in shareholders' equity as a result of the SFAS 115 adjustment from December 31, 1999 to March 31, 2000 was $239,013. See also Note D - Shareholders' Equity.


NOTE D - Shareholders' Equity

During the first three months of 2000, cash dividends of $435,585 are charged against equity. Equity was increased by $239,013 for the decrease in net unrealized losses on securities. Treasury stock was purchased during the first quarter decreasing shareholders' equity $7,250. Treasury stock was also reissued increasing shareholders' equity $32,096. See also Note E - Stock Split and Note F - Treasury Stock.


NOTE E - Stock Split

In April 1999, the Company's Board of Directors declared a 3-for-2 stock split effective May 20, 1999. All earnings per share calculations have been retroactively adjusted as if the stock split had occurred at the beginning of each period presented.


NOTE F - Treasury Stock

During the first quarter, 500 shares of common stock were acquired and placed in treasury at cost and 2,006 were reissued and accounted for on a first-in-first-out method. The treasury stock balance represents 83,140 shares at December 31, 1999 and 81,634 shares at March 31, 2000, respectively.


NOTE G - Segment Reporting

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.


NOTE H - Forward-Looking Statements

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

NOTE I - Subsequent Events

On April 17, 2000, the company granted stock options to officers and directors under the Frontier National Corporation 1999 Statutory-Nonstatutory Stock Option Plan.

Officers of the company were granted a total of 43,500 incentive stock options at an exercise price of $10.125 (the fair market value on the grant date). These options vest over a five year time period at 20% on each anniversary of the grant date and expire on April 17, 2010 ten years from the grant date.

Directors of the Company were granted a total of 22,500 nonqualified stock options at an exercise price of $10.125 (the fair market value on the grant date). These options are immediately exercisable and expire on the one-year anniversary date of the directors termination of service to the Board.

The earnings per share assuming dilution calculations do not reflect the stock options granted on April 17, 2000 since they were granted after quarter-end.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the March 31, 2000 Form 10-Q.

FINANCIAL CONDITION

March 31, 2000 compared to December 31, 1999

Loans

Loans comprised the largest single category of the Company's earning assets on March 31, 2000. Loans, net of unearned income and reserve for loan losses, were 65.18% of total assets at March 31, 2000 and 62.89% of total assets at December 31, 1999. Total net loans were $150,273,832 at March 31, 2000, representing a 9.01% increase from the December 31, 1999 total of $137,857,027. This increase is the result of loan growth since December 31, 1999.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold decreased $5,080,464 from December 31, 1999 to March 31, 2000. Investment securities and federal funds sold at March 31, 2000 were $51,917,323 compared with $56,997,787 at December 31, 1999, reflecting an 8.91% decrease.

Asset Quality

Between December 31, 1999 and March 31, 2000, the Company experienced an increase in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or more, restructured loans, nonaccruing securities, and other real estate) from $1.605 million to $1.678 million. The ratio of loan loss allowance to total nonperforming assets increased from 1.152 to 1.165, the ratio of nonperforming loans to total loans was unchanged at .011. All of these ratios are favorable as compared to industry averages, and management is aware of no factors that would suggest that they are prone to erosion in future periods.

Deposits

Total deposits of $178,562,648 at March 31, 2000 increased $6,135,668 (3.56%)
over total deposits of $172,426,980 at year-end 1999. Deposits are the Company's primary source of funds with which to support its earning assets. Non-interest bearing deposits increased $1,680,848 or 6.86% from year-end 1999 to March 31, 2000, and interest bearing deposits increased $4,454,820 (3.01%) from year-end 1999.

Long-term Debt

At March 31, 2000 and December 31, 1999, the Company had notes payable totaling $29,042,000, and $24,042,000, respectively.

Maturities of long-term debt for the years ending December 31 are as follows:

          2000           $ 1,100,000
          2001               350,000
          2002                     -
          2003             5,000,000
          2004             5,500,000
          Thereafter      17,092,000
                         -----------

          Total          $29,042,000
                         ===========

Shareholders' Equity

Company shareholders' equity increased $512,293 from December 31, 1999 to March 31, 2000, due to net income of $684,019, the declaration of cash dividends of $435,585, the decrease of unrealized losses on securities available-for-sale totaling $239,013 net of deferred tax asset, the purchase of treasury stock of $7,250 and the reissuance of treasury stock of $32,096.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $38.165 million or 25.07% of the total loan portfolio at March 31, 2000 and there are $0.605 million of investment securities maturing within one year. Other sources of liquidity include short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and non-interest bearing deposit accounts. At March 31, 2000, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $14,000,000. Each of the Company's subsidiary banks is a member of the Federal Home Loan Bank of Atlanta. Membership provides the Company with additional lines of credit for liquidity needs. The Company has also established a line of credit under the parent company for $5,000,000.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to approximately $20,681,000 at March 31, 2000. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was approximately $22,636,000 at March 31, 2000.

The Company's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these requirements.

RESULTS OF OPERATIONS

Three months ended March 31, 2000 and 1999

Summary

Net earnings of the Company for the three months ended March 31, 2000 were $684,019 compared to $578,436 for the same period in 1999, representing an 18.25% increase. This increase was due to a 5.79% increase in net interest income primarily a result of loan growth, an increase in noninterest income of 10.97% primarily from nonbank subsidiaries, and expense control that held noninterest expenses to an increase of only 1.84%.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 2000 increased $255,942 (6.09%) from the same period in 1999. This increase was due to higher average outstanding balances of earning assets and increased rates earned on those assets. Interest expense for the three months ended March 31, 2000 increased $122,013 or 6.45% over the corresponding period of 1999. As a result of these factors, net interest income increased $133,929 or 5.79% in the three months ended March 31, 2000, compared to the same period of 1999.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Company's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $196,767 for the three months ended March 31, 2000 compared to $194,305 for the same period of 1999. Charge-offs exceeded recoveries by $90,845 for the three months ended March 31, 2000. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.28% at March 31, 2000 compared to 1.32% at year-end 1999.

Non-interest Income

Non-interest income for the three months ended March 31, 2000 was $832,028 compared to $749,758 for the same period of 1999. This 10.97% increase was primarily due to insurance commissions of $358,853 in the first three months of 2000 as compared to $284,505 in the same period of 1999. Significant components of non-interest income are as follows: Service charges on deposits decreased $33,996 (9.74%), insurance commissions increased $74,348, and other operating income increased $41,918.

Non-interest Expenses

Non-interest expenses for the three months ended March 31, 2000 were $2,126,759 reflecting a 1.84% increase over the same period of 1999. The primary components of non-interest expenses are salaries and employee benefits, which increased to $1,107,424 for the three months ended March 31, 2000, 2.28% higher than in the same period of 1999. Occupancy costs increased $37,600 and other operating expenses decreased $23,830.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $270,558 for the three months ended March 31, 2000 increased $69,724 compared to the same period of 1999, due to the increase in income before income taxes. Taxes as a percent of earnings increased from 25.77% to 28.34%. The effective tax rate of approximately 28.34% is less than the statutory rate principally because of the effect of tax-exempt interest income.

Year 2000 Issues

The Year 2000 issue was the result of shortcomings in many electronic data processing systems and other electronic equipment that could have adversely affected the Company's operations as early as fiscal year 1999.

The Company completed an inventory of computer systems and other electronic equipment that could have been affected by the Year 2000 issue and that were necessary to conducting the Company's operations. Based on this inventory, the Company upgraded or replaced various software and hardware items and then tested and validated them for Year 2000 compliance.

Expenses for Year 2000 issues in 1999 were negligible and the Company's management does not believe that any Year 2000 issues will affect the financial condition or results of operations in 2000.


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

PART 2.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit 11 - Statement RE: Computation of Earnings per Share

      (b)  Reports on Form 8-K

           During the quarter ended March 31, 2000, one report was filed for Frontier National Corporation on Form 8-K announcing the 1999 earnings of the corporation and the declaration of a cash dividend on January 17, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FRONTIER NATIONAL CORPORATION

Dated: May 15, 2000               By:  /s/ STEVEN R. TOWNSON
                                       ---------------------
                                       Steven R. Townson
                                       President and Chief Executive Officer