Form 10-Q
period 2000-06-30
FRONTIER NATIONAL CORP
filed 2000-08-11
CIK 1059420

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X  No
                                          ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A, Common Stock, $.001 par        Outstanding at July 31, 2000: 3,415,502

                         FRONTIER NATIONAL CORPORATION

                            June 30, 2000 Form 10-Q


                               TABLE OF CONTENTS


                                                                             Page No.
                                                                             --------
Part 1.  Financial Information

         Item 1.  Financial Statements (Unaudited)


                  Consolidated Balance Sheets                                       3

                  Consolidated Statements of Income                                 4

                  Consolidated Statements of Comprehensive Income                   5

                  Consolidated Statements of Cash Flows                             6

                  Consolidated Statement of Shareholders' Equity                    7

                  Notes to Consolidated Financial Statements                   8 - 10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               11 - 15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk       15

Part 2.  Other Information

         Item 1.  Legal Proceedings                                           16 - 17

         Item 4.  Submission of Matters to a Vote of Security Holders              17

         Item 6.  Exhibits and Reports on Form 8-K                                 18


PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                June 30, 2000
                                                                  (Unaudited)     December 31, 1999
                                                               ----------------   -----------------
ASSETS
CASH AND DUE FROM BANKS                                            $  9,413,305        $  6,902,010
INTEREST BEARING DEPOSITS WITH OTHER BANKS                              276,562             102,066
FEDERAL FUNDS SOLD                                                            -           6,640,000
SECURITIES AVAILABLE FOR SALE                                        44,923,697          50,357,787
LOANS, NET OF UNEARNED INCOME                                       158,948,938         139,706,383
ALLOWANCE FOR LOAN LOSSES                                            (1,809,712)         (1,849,356)
PREMISES AND EQUIPMENT, NET                                           7,886,851           6,806,237
ACCRUED INTEREST RECEIVABLE                                           1,797,669           1,651,255
CASH SURRENDER VALUE ON LIFE INSURANCE                                5,193,528           5,073,986
INTANGIBLE ASSETS, NET                                                1,430,568           1,497,013
FORECLOSED REAL ESTATE                                                  333,421             305,965
OTHER ASSETS                                                          2,652,247           2,021,807
                                                               ----------------   -----------------
    TOTAL ASSETS                                                   $231,047,074        $219,215,153
                                                               ================   =================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  DEPOSITS:
  NON-INTEREST BEARING DEPOSITS                                    $ 25,548,292        $ 24,512,607
  INTEREST BEARING DEPOSITS                                         151,944,150         147,914,373
                                                               ----------------   -----------------
    TOTAL DEPOSITS                                                  177,492,442         172,426,980
                                                               ----------------   -----------------
FEDERAL FUNDS PURCHASED                                               3,240,000                   -
DIVIDENDS PAYABLE                                                       435,795             438,697
ACCRUED INTEREST PAYABLE                                              1,061,114             925,364
LONG-TERM DEBT                                                       25,442,000          24,042,000
OTHER LIABILITIES                                                     2,417,930           1,190,927
                                                               ----------------   -----------------
    TOTAL LIABILITIES                                               210,089,281         199,023,968
                                                               ----------------   -----------------

SHAREHOLDERS' EQUITY
  COMMON STOCK ($.001 PAR VALUE; 10,000,000 SHARES
    AUTHORIZED, 3,497,497 ISSUED OF WHICH 3,415,502 ARE
    OUTSTANDING AT JUNE 30, 2000; $.001 PAR VALUE,
    10,000,000 SHARES AUTHORIZED, 3,497,497 ISSUED OF WHICH
    3,414,357 WERE OUTSTANDING AT DECEMBER 31, 1999)                      3,498               3,498
CAPITAL SURPLUS                                                      14,257,593          14,263,104
RETAINED EARNINGS                                                     9,344,559           8,774,744
TREASURY STOCK, AT COST (81,995 SHARES AT JUNE 30,
  2000 AND 83,140 SHARES AT DECEMBER 31, 1999)                       (1,145,440)         (1,170,483)
ACCUMULATED COMPREHENSIVE INCOME (LOSS): NET UNREALIZED
  HOLDING GAINS ON SECURITIES AVAILABLE FOR SALE,
  NET OF DEFERRED INCOME TAX                                         (1,502,417)         (1,679,678)
                                                               ----------------   -----------------
    TOTAL STOCKHOLDERS' EQUITY                                       20,957,793          20,191,185
                                                               ----------------   -----------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $231,047,074        $219,215,153
                                                               ================   =================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30                    JUNE 30
                                               -----------------------    ------------------------
                                                  2000         1999          2000          1999
                                               ----------   ----------    ----------    ----------
INTEREST INCOME
   INTEREST AND FEES ON LOANS                  $3,712,083   $3,146,782    $7,290,985    $6,397,540
   INTEREST AND DIVIDENDS ON SECURITIES
      TAXABLE SECURITIES                          438,255      532,741       908,053       996,953
      NONTAXABLE SECURITIES                       298,496      265,830       626,964       523,855
   INTEREST EARNED ON DEPOSITS
      WITH OTHER BANKS                              4,010       12,368        14,472        30,216
   INTEREST EARNED ON FEDERAL FUNDS SOLD           32,713      220,553       104,105       432,790
                                               ----------   ----------    ----------    ----------
      TOTAL INTEREST INCOME                     4,485,557    4,178,274     8,944,579     8,381,354
INTEREST EXPENSE
   INTEREST ON DEPOSITS                         1,700,475    1,574,858     3,352,310     3,172,311
   INTEREST ON BORROWED FUNDS                     408,512      304,052       769,624       597,533
                                               ----------   ----------    ----------    ----------
      TOTAL INTEREST EXPENSE                    2,108,987    1,878,910     4,121,934     3,769,844

   NET INTEREST INCOME                          2,376,570    2,299,364     4,822,645     4,611,510
      PROVISION FOR LOAN LOSSES                   (29,996)    (184,474)     (226,763)     (378,779)
                                               ----------   ----------    ----------    ----------
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                 2,346,574    2,114,890     4,595,882     4,232,731

NONINTEREST INCOME
   SERVICE CHARGES ON DEPOSIT ACCOUNTS            445,160      372,777       760,351       721,964
   COMMISSION INCOME                              380,594      303,926       739,447       588,431
   OTHER OPERATING INCOME                          88,558      118,063       246,542       234,129
   SECURITIES GAINS                                 2,914           18         2,914            18
                                               ----------   ----------    ----------    ----------
      TOTAL NONINTEREST INCOME                    917,226      794,784     1,749,254     1,544,542
NONINTEREST EXPENSE
   SALARIES AND EMPLOYEE BENEFITS               1,122,496    1,061,111     2,229,920     2,143,875
   NET OCCUPANCY EXPENSE                          401,106      326,980       772,894       661,170
   OTHER OPERATING EXPENSES                       662,841      733,909     1,310,386     1,405,284
                                               ----------   ----------    ----------    ----------
      TOTAL NONINTEREST EXPENSES                2,186,443    2,122,000     4,313,200     4,210,329

   INCOME BEFORE INCOME TAXES                   1,077,357      787,674     2,031,936     1,566,944
   PROVISION FOR INCOME TAXES                    (320,184)    (174,906)     (590,742)     (375,740)
                                               ----------   ----------    ----------    ----------
      NET INCOME                               $  757,173   $  612,768    $1,441,194    $1,191,204
                                               ==========   ==========    ==========    ==========
BASIC EARNINGS PER COMMON SHARE                $     0.22   $     0.18    $     0.42    $     0.34
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING       3,416,224    3,468,368     3,415,985     3,470,786
EARNINGS PER COMMON SHARE ASSUMING DILUTION    $     0.22   $     0.17    $     0.41    $     0.34
WEIGHTED AVERAGE SHARES
   OUTSTANDING ASSUMING DILUTION                3,484,789    3,513,429     3,485,960     3,515,847

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30                   JUNE 30
                                                     ----------------------    -------------------------
                                                       2000         1999          2000          1999
                                                     --------   -----------    ----------    -----------
NET INCOME                                           $757,173   $   612,768    $1,441,194    $ 1,191,204
OTHER COMPREHENSIVE, NET OF TAX:
  UNREALIZED GAINS (LOSSES) ON SECURITIES:
    UNREALIZED HOLDING GAINS (LOSSES) ARISING
      DURING THE PERIOD                               (96,822)   (1,523,174)      282,000     (1,604,089)
    LESS:  RECLASSIFICATION ADJUSTMENTS FOR (GAINS)
      LOSSES INCLUDED IN NET INCOME                    (2,914)          (18)       (2,914)           (18)
                                                     --------   -----------    ----------    -----------
    NET UNREALIZED GAINS (LOSSES)                     (99,736)   (1,523,192)      279,086     (1,604,107)
  INCOME TAX RELATED TO ITEMS OF OTHER
      COMPREHENSIVE INCOME (LOSS)                      37,984       581,778      (101,825)       614,465
                                                     --------   -----------    ----------    -----------
OTHER COMPREHENSIVE INCOME (LOSS)                     (61,752)     (941,414)      177,261       (989,642)
                                                     --------   -----------    ----------    -----------
COMPREHENSIVE INCOME (LOSS)                          $695,421   $  (328,646)   $1,618,455    $   201,562
                                                     ========   ===========    ==========    ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
                                                         ---------------------------
                                                              2000           1999
                                                         ------------   ------------
OPERATING ACTIVITIES:
  NET CASH PROVIDED BY OPERATING ACTIVITIES              $  2,199,329   $  2,361,666

INVESTING ACTIVITIES:
 PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE       5,978,499      6,387,930
 PURCHASES OF SECURITIES AVAILABLE FOR SALE                  (250,000)   (12,244,861)
 NET (INCREASE) DECREASE IN LOANS TO CUSTOMERS            (19,635,919)     5,304,875
 PURCHASES OF PREMISES AND EQUIPMENT                       (1,430,090)      (719,085)
 PROCEEDS FROM SALES OF FIXED ASSETS                           29,208        130,363
 PROCEEDS FROM SALE OF FORECLOSED REAL ESTATE                  90,903              -
                                                         ------------   ------------
  NET CASH USED BY INVESTING ACTIVITIES                   (15,217,399)    (1,140,778)
                                                         ------------   ------------
FINANCING ACTIVITIES:
 NET INCREASE (DECREASE) IN DEPOSITS                        5,065,462     (1,662,635)
 NET INCREASE IN FEDERAL FUNDS PURCHASED                    3,240,000              -
 NET INCREASE IN SHORT-TERM BORROWINGS                        213,148        335,936
 DIVIDENDS PAID                                              (874,281)      (875,384)
 PROCEEDS FROM SALE OF TREASURY STOCK                          58,032              -
 TREASURY STOCK PURCHASED                                     (38,500)      (457,250)
 PROCEEDS FROM NOTES PAYABLE, NET                           1,400,000      3,500,000
                                                         ------------   ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                 9,063,861        840,667
                                                         ------------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (3,954,209)     2,061,555

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           13,644,076     14,836,223
                                                         ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  9,689,867   $ 16,897,778
                                                         ============   ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 2000.
                                  (UNAUDITED)

                                                                                         ACCUMULATED
                                  COMMON        CAPITAL       RETAINED     TREASURY     COMPREHENSIVE
                                   STOCK        SURPLUS       EARNINGS       STOCK      INCOME (LOSS)      TOTAL
                                -----------------------------------------------------------------------------------
BALANCE AT
  DECEMBER 31, 1999                  $3,498   $14,263,104    $8,774,744   $(1,170,483)   $(1,679,678)   $20,191,185

CASH DIVIDENDS -
  COMMON                                  -             -      (871,379)            -               -      (871,379)

PURCHASE OF TREASURY STOCK                -             -             -       (38,500)              -       (38,500)

REISSUANCE OF TREASURY STOCK              -        (5,511)            -        63,543               -        58,032

NET CHANGE IN
  UNREALIZED GAINS (LOSSES)
  ON SECURITIES                           -             -             -             -         177,261       177,261

NET INCOME - JUNE 30, 2000                -             -     1,441,194             -               -     1,441,194

                                -----------------------------------------------------------------------------------
BALANCE AT
  JUNE 30, 2000                      $3,498   $14,257,593    $9,344,559   $(1,145,440)   $(1,502,417)   $20,957,793
                                ===================================================================================

                                          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                                 JUNE 30, 2000
                                  (UNAUDITED)


NOTE A - Basis of Presentation

The consolidated financial statements include the accounts of Frontier National Corporation (the "Company") and its wholly-owned subsidiaries, Frontier National Bank, Lanett, Alabama, Frontier National Bank, Sylacauga, Alabama, Frontier Financial Services, Inc., and The Frontier Agency, Inc., collectively, the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for Frontier National Corporation and subsidiaries for the year ended December 31, 1999, included in Form 10-K filed in March 2000.


NOTE B - Income Taxes

The effective tax rates of approximately 29 percent and 24 percent for the six months ended June 30, 2000 and 1999, respectively, are less than the statutory rate principally because of the effect of tax-exempt interest income.


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

At June 30, 2000, the Company had net unrealized losses of $2,429,317 in available-for-sale securities that are reflected in the presented assets and resulted in a decrease in shareholders' equity of $1,502,417, net of deferred tax asset. There were no trading securities.

The net increase in shareholders' equity as a result of the SFAS 115 adjustment from December 31, 1999 to June 30, 2000 was $177,261. See also Note D - Shareholders' Equity.


NOTE D - Shareholders' Equity

During the first six months of 2000, cash dividends of $871,379 were charged against equity. Equity was increased by $177,261 for the decrease in net unrealized losses on securities. Treasury stock was purchased during the first quarter decreasing shareholders' equity $38,500. Treasury stock was also reissued increasing shareholders' equity $58,032. See also Note E - Stock Split and Note F - Treasury Stock.

NOTE E - Stock Split

In April 1999, the Company's Board of Directors declared a 3-for-2 stock split effective May 20, 1999. All earnings per share calculations have been retroactively adjusted as if the stock split had occurred at the beginning of each period presented.

NOTE F - Treasury Stock

During the first six months of 2000, 3,000 shares of common stock were acquired and placed in treasury at cost and 4,145 were reissued and accounted for on a first-in-first-out method. The treasury stock balance represents 83,140 shares at December 31, 1999 and 81,995 shares at June 30, 2000, respectively.

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

NOTE I - Stock Options

Officers of the company hold a total of 188,000 incentive stock options of which 53,000 are outstanding at an exercise price of $10.125 (the fair market value on the grant date) and 135,000 are outstanding at an exercise price of $6.67 (the fair market value on the grant date). These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date.

Directors of the Company hold a total of 23,500 nonqualified stock options at an exercise price of $10.125 (the fair market value on the grant date). These options are immediately exercisable and expire on the one-year anniversary date of the director's termination of service to the Board.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 2000 Form 10-Q.

FINANCIAL CONDITION

June 30, 2000 compared to December 31, 1999

Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 2000. Loans, net of unearned income and reserve for loan losses, were 68.02% of total assets at June 30, 2000 and 62.89% of total assets at December 31, 1999. Total net loans were $157,139,226 at June 30, 2000, representing a 13.99% increase from the December 31, 1999 total of $137,857,027. This increase is the result of loan growth since December 31, 1999.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold decreased $12,074,090 from December 31, 1999 to June 30, 2000. Investment securities and federal funds sold at June 30, 2000 were $44,923,697 compared with $56,997,787 at December 31, 1999, reflecting a 21.18% decrease.

Asset Quality

Between December 31, 1999 and June 30, 2000, the Company experienced a decrease in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or more, restructured loans, nonaccruing securities, and other real estate) from $1.894 million to $1.730 million. The ratio of loan loss allowance to total nonperforming assets increased from .98 to 1.05, the ratio of nonperforming loans to total loans decreased from .011 to .009. All of these ratios are favorable as compared to industry averages, and management is aware of no factors that would suggest that they are prone to erosion in future periods.

Deposits

Total deposits of $177,492,442 at June 30, 2000 increased $5,065,462 (2.94%)
over total deposits of $172,426,980 at year-end 1999. Deposits are the Company's primary source of funds with which to support its earning assets. Non-interest bearing deposits increased $1,035,685 or 4.23% from year-end 1999 to June 30, 2000, and interest bearing deposits increased $4,029,777 (2.72%) from year-end 1999.

Long-term Debt

At June 30, 2000 and December 31, 1999, the Company had notes payable totaling $25,442,000, and $24,042,000, respectively.

Maturities of long-term debt for the years ending December 31 are as follows:

          2000                                       $         -
          2001                                           350,000
          2002                                                 -
          2003                                                 -
          2004                                         5,500,000
          Thereafter                                  19,592,000
                                                     -----------
          Total                                      $25,442,000
                                                     ===========

Shareholders' Equity

Company shareholders' equity increased $766,608 from December 31, 1999 to June 30, 2000, due to net income of $1,441,194, the declaration of cash dividends of $871,379, the decrease of unrealized losses on securities available-for-sale totaling $177,261 net of deferred tax asset, the purchase of treasury stock of $38,500 and the reissuance of treasury stock of $58,032.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $60.488 million or 38.05% of the total loan portfolio at June 30, 2000 and there are no investment securities maturing within one year. Other sources of liquidity include short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and non-interest bearing deposit accounts. At June 30, 2000, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $14,000,000. Each of the Company's subsidiary banks is a member of the Federal Home Loan Bank of Atlanta. Membership provides the Company with additional lines of credit for liquidity needs. The Company has also established a line of credit under the parent company for $5,000,000.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to approximately $21,030,000 at June 30, 2000. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was approximately $22,839,000 at June 30, 2000.

The Company's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these requirements.

RESULTS OF OPERATIONS

Six months ended June 30, 2000 and 1999

Summary

Net earnings of the Company for the six months ended June 30, 2000 were $1,441,194 compared to $1,191,204 for the same period in 1999, representing an 20.99% increase. This increase was due to a 8.58% increase in net interest income after provision for loan losses primarily a result of loan growth coupled with decreases in loan loss provisions, an increase in noninterest income of 13.25% primarily from nonbank subsidiaries, and expense control that held noninterest expenses to an increase of only 2.44%.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 2000 increased $563,225 (6.72%) from the same period in 1999. This increase was due to higher average outstanding balances of earning assets and increased rates earned on those assets. Interest expense for the six months ended June 30, 2000 increased $352,090 or 9.34% over the corresponding period of 1999. As a result of these factors, net interest income increased $211,135 or 4.58% in the six months ended June 30, 2000, compared to the same period of 1999.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Company's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $226,763 for the six months ended June 30, 2000 compared to $378,779 for the same period of 1999. Charge-offs exceeded recoveries by $266,407 for the six months ended June 30, 2000. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.14% at June 30, 2000 compared to 1.32% at year-end 1999.

Noninterest Income

Noninterest income for the six months ended June 30, 2000 was $1,749,254 compared to $1,544,542 for the same period of 1999. This 13.25% increase was primarily due to insurance commissions of $739,447 in the first six months of 2000 as compared to $588,431 in the same period of 1999. Significant components of noninterest income are as follows: Service charges on deposits increased $38,387 (5.32%), insurance commissions increased $151,016, and other operating income increased $12,413.

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2000 were $4,313,200 reflecting a 2.44% increase over the same period of 1999. The primary components of noninterest expenses are salaries and employee benefits, which increased to $2,229,920 for the six months ended June 30, 2000, 4.01% higher than in the same period of 1999. Occupancy costs increased $111,724 and other operating expenses decreased $94,898.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $590,742 for the six months ended June 30, 2000 increased $215,002 compared to the same period of 1999, due to increased earnings. Taxes as a percent of earnings increased from 23.98% to 29.07%. The effective tax rate of approximately 29.07% is less than the statutory rate principally because of the effect of tax-exempt interest income.

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

The primary objective of Asset/Liability Management at Frontier is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through six years. Frontier's Asset/Liability Management policy requires cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) to stay within a +/-20%.

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

PART 2.  OTHER INFORMATION

     Item 1. Legal Proceedings


     1.  Betty Swain, et al. v. Frontier Financial Services, Inc., Case No. CV
         --------------------------------------------------------
     97-539. This action was filed on December 5, 1997 against Frontier Financial Services, Inc., a subsidiary of First National-America's Bank, in the Circuit Court of Talladega County, Alabama. The Complaint in this action alleges alternative theories of violation of the Alabama Mini-Code relating to permissible finance charges and to unjust enrichment or conversion. The plaintiffs sought certification as a class action.

     The Company's attorneys moved to dismiss the allegations made in the Complaint. This motion has not yet been ruled upon. Further, the Company contended that plaintiffs' claim could not succeed since, among other things, it is barred by the applicable provisions of the Alabama Mini-Code.

     This dispute was resolved by mutual agreement and on July 6, 2000, this action was dismissed. Therefore, this litigation is now concluded.


     2.  Willie F. Datcher, Jr. v. The City Bank of Childersburg, et al., Case
         ---------------------------------------------------------------
     No. CV 98-160. This action was filed in the Circuit Court of Talladega County on April 13, 1998. The Complaint alleged that a bank, which has subsequently been acquired by the Company, engaged in fraudulent acts relating to customers' accounts. The Company vigorously denied any and all liability and continues to defend this action.

     This action was resolved by mutual agreement and all claims filed by the plaintiff have been dismissed. Therefore, this dispute is now concluded.


     3.  Clarence Ray Vincent and Vickie Lynn Vincent v. First National-
         ---------------------------------------------------------------
     America's Bank, et al., Case No. CV 99-466.  This action was filed on
     ----------------------
     October 1, 1999 in the Circuit Court of Talladega County, Alabama. The Complaint alleged that Mr. Vincent was told that he had to obtain certain insurance in order for him to obtain credit from the Bank and that Mr. Vincent was required to pay charges in excess of those permitted by law. The Bank has denied any wrongdoing and its attorneys are vigorously defending this action.

     The parties are engaged in discovery. The Bank's attorneys intend to file a motion for summary judgment in the near future seeking dismissal of this case prior to the necessity of a jury trial. It is too early to determine any potential liability.

     4.  Brenda Andrews v. Valley National Corporation a/k/a Valley National
         -------------------------------------------------------------------
     Bank; et al. Case No. CV 00-160, pending in the Circuit Court of Chambers
     ------------
     County, Alabama. This action was filed on July 14, 2000. Ms. Andrews alleges a number of claims in her Complaint, against the Company, its Chief Executive Officer and its Chief Financial Officer, including negligent hiring, wanton hiring, and civil conspiracy, which all essentially arise out of her main claim, that her employment was unlawfully terminated because of her age. Although discovery has just commenced in this action and it is too early to state with certainty any details about its possible outcome, the Company vigorously denies any and all wrongdoing. The Company is vigorously defending this action and is hopeful that these claims will soon be dismissed.

     5. Cagle's Inc. v. Valley National Bank, Case No. 00-A-851-E.  On June 30,
        ------------------------------------
     2000, a complaint alleging breach of duty, negligence and gross negligence against Frontier National Bank, Lanett, Alabama in connection with its acceptance for deposit of five checks totaling $1,138,611 was filed in federal court in Alabama. The plaintiff, a publicly traded poultry processing concern, alleges that the Bank knew or should have known that the checks were not authorized. The plaintiff seeks unspecified compensatory and punitive damages and attorney fees, although it has apparently recovered $800,000 to $900,000 from the Bank's depositor. The Bank denies any liability and intends to defend against the allegations vigorously.

     Item 4. Submission of Matters to a Vote of Security Holders

     On May 15, 2000, the Company held its Annual Meeting of Shareholders. The following items were presented to a vote of holders (the "Shareholders") of the Company's outstanding Common Stock.

1. The Shareholders elected (a) Wesley L. Bowden, (b) Harry I. Brown, Jr., (c) Harry I. Brown, Sr., (d) Charles M. Reeves, Jr., (e) Steven E. Sprayberry
     (f) Raymond C. Styres, (g) Steven R. Townson, (h) Christopher N. Zodrow to the Company's Board of Directors to serve as directors for the ensuing year and until successors are appointed or elected.

2. The shareholders appointed Schauer, Taylor, Cox & Vise, P.C. as the Company's auditors for the 2000 fiscal year.

     The number of votes for each of the above is summarized in the table below.


      Item Submitted to Shareholders           For     Against  Abstain     Total
---------------------------------------    ----------  -------  -------  ----------
(1)(a)Election of Wesley L. Bowden          2,987,705    9,000      0     2,996,705
(1)(b)Election of Harry I. Brown, Jr.       2,987,705    9,000      0     2,996,705
(1)(c)Election of Harry I. Brown, Sr.       2,987,705    9,000      0     2,996,705
(1)(d)Election of Charles M. Reeves, Jr.    2,987,705    9,000      0     2,996,705
(1)(e)Election of Steven E. Sprayberry      2,987,705    9,000      0     2,996,705
(1)(f)Election of Raymond C. Styres         2,987,705    9,000      0     2,996,705
(1)(g)Election of Steven R. Townson         2,987,705    9,000      0     2,996,705
(1)(h)Election of Christopher N. Zodrow     2,987,705    9,000      0     2,996,705
(2)Appointment of Schauer, Taylor,
Cox & Vise, P.C. as auditors                2,995,745        0    960     2,996,705

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11 - Statement RE: Computation of Earnings per Share
     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended June 30, 2000, one report was filed for Frontier National Corporation on Form 8-K announcing the March 31, 2000 earnings of the corporation and the declaration of a cash dividend on April 17, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRONTIER NATIONAL CORPORATION

August 11, 2000                    By:  /s/  STEVEN R. TOWNSON
                                       ---------------------------------
                                   Steven R. Townson
                                   President, Chief Executive Officer and
                                   Chief Financial Officer