Form 10-Q
period 2000-09-30
FRONTIER NATIONAL CORP
filed 2000-11-14
CIK 1059420

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

  Class A, Common Stock, $.001 par    Outstanding at October 31, 2000: 3,420,798

                         FRONTIER NATIONAL CORPORATION

                          September 30, 2000 Form 10-Q


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part 1. Financial Information

     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets                                    3

             Consolidated Statements of Income                              4

             Consolidated Statements of Comprehensive Income                5

             Consolidated Statements of Cash Flows                          6

             Consolidated Statement of Shareholders' Equity                 7

             Notes to Consolidated Financial Statements                   8 - 10

     Item 2. Management's Discussion and Analysis of                     11 - 15
              Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                   16

Part 2. Other Information

     Item 1. Legal Proceedings                                           17 - 18

     Item 6. Exhibits and Reports on Form 8-K                               18

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                          September 30, 2000      December 31, 1999
                                                                          ------------------      -----------------
                                                                              (Unaudited)
 ASSETS
 CASH AND DUE FROM BANKS                                                       $  7,728,075         $  6,902,010
 INTEREST BEARING DEPOSITS WITH OTHER BANKS                                         355,477              102,066
 FEDERAL FUNDS SOLD                                                                       -            6,640,000
 SECURITIES AVAILABLE FOR SALE                                                   43,298,035           50,357,787
 LOANS, NET OF UNEARNED INCOME                                                  159,064,451          139,706,383
 ALLOWANCE FOR LOAN LOSSES                                                       (1,979,293)          (1,849,356)
 PREMISES AND EQUIPMENT, NET                                                      8,241,806            6,806,237
 ACCRUED INTEREST RECEIVABLE                                                      1,959,082            1,651,255
 CASH SURRENDER VALUE ON LIFE INSURANCE                                           5,256,194            5,073,986
 INTANGIBLE ASSETS, NET                                                           1,401,736            1,497,013
 FORECLOSED REAL ESTATE                                                             256,107              305,965
 OTHER ASSETS                                                                     1,922,510            2,021,807
                                                                               ------------         ------------
    TOTAL ASSETS                                                               $227,504,180         $219,215,153
                                                                               ============         ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
  DEPOSITS:
   NONINTEREST BEARING DEPOSITS                                                $ 25,292,913         $ 24,512,607
   INTEREST BEARING DEPOSITS                                                    152,163,509          147,914,373
                                                                               ------------         ------------
      TOTAL DEPOSITS                                                            177,456,422          172,426,980
                                                                               ------------         ------------
  FEDERAL FUNDS PURCHASED                                                           300,000                    -
  DIVIDENDS PAYABLE                                                                       -              438,697
  ACCRUED INTEREST PAYABLE                                                        1,247,406              925,364
  LONG-TERM DEBT                                                                 25,442,000           24,042,000
  OTHER LIABILITIES                                                               1,529,833            1,190,927
                                                                               ------------         ------------
    TOTAL LIABILITIES                                                           205,975,661          199,023,968
                                                                               ------------         ------------

 SHAREHOLDERS' EQUITY
  COMMON STOCK ($.001 PAR VALUE; 10,000,000 SHARES
   AUTHORIZED, 3,497,497 ISSUED OF WHICH 3,418,243 ARE
   OUTSTANDING AT SEPTEMBER 30, 2000; $.001 PAR VALUE,
   10,000,000 SHARES AUTHORIZED, 3,497,497 ISSUED OF WHICH
   3,414,357 WERE OUTSTANDING AT DECEMBER 31, 1999)                                   3,498                3,498
  CAPITAL SURPLUS                                                                14,249,151           14,263,104
  RETAINED EARNINGS                                                               9,337,255            8,774,744
  TREASURY STOCK, AT COST (79,254 SHARES AT SEPTEMBER 30,
   2000 AND 83,140 SHARES AT DECEMBER 31, 1999)                                  (1,103,421)          (1,170,483)
  ACCUMULATED COMPREHENSIVE INCOME (LOSS): NET UNREALIZED
   HOLDING GAINS ON SECURITIES AVAILABLE FOR SALE,
   NET OF DEFERRED INCOME TAX                                                      (957,964)          (1,679,678)
                                                                               ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY                                                  21,528,519           20,191,185
                                                                               ============         ============
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $227,504,180         $219,215,153
                                                                               ============         ============


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30                       SEPTEMBER 30
                                                                 ---------------------------       ----------------------------
                                                                     2000             1999             2000             1999
                                                                 ----------       ----------       -----------      -----------
INTEREST INCOME
       INTEREST AND FEES ON LOANS                                $3,780,934       $3,118,543       $11,071,919      $ 9,516,084
       INTEREST AND DIVIDENDS ON SECURITIES
         TAXABLE SECURITIES                                         419,675          536,212         1,327,728        1,533,165
         NONTAXABLE SECURITIES                                      273,770          292,659           900,734          816,514
       INTEREST EARNED ON DEPOSITS WITH OTHER BANKS                   4,002           10,201            18,474           40,417
       INTEREST EARNED ON FEDERAL FUNDS SOLD                          8,839           90,442           112,944          523,232
                                                                 ----------       ----------       -----------      -----------
         TOTAL INTEREST INCOME                                    4,487,220        4,048,057        13,431,799       12,429,412

INTEREST EXPENSE
       INTEREST ON DEPOSITS                                       1,796,466        1,497,523         5,148,776        4,669,834
       INTEREST ON BORROWED FUNDS                                   413,012          312,805         1,182,636          910,338
                                                                 ----------       ----------       -----------      -----------
         TOTAL INTEREST EXPENSE                                   2,209,478        1,810,328         6,331,412        5,580,172

         NET INTEREST INCOME                                      2,277,742        2,237,729         7,100,387        6,849,240
           PROVISION FOR LOAN LOSSES                               (243,853)        (103,820)         (470,616)        (482,599)
                                                                 ----------       ----------       -----------      -----------
         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                              2,033,889        2,133,909         6,629,771        6,366,641

NONINTEREST INCOME
       SERVICE CHARGES ON DEPOSIT ACCOUNTS                          471,678          367,687         1,232,029        1,089,651
       COMMISSION INCOME                                            385,566          259,544         1,125,013          847,975
       OTHER OPERATING INCOME                                        71,081          102,128           317,623          336,257
       SECURITIES GAINS (LOSSES)                                     (4,056)          39,004            (1,142)          39,022
                                                                 ----------       ----------       -----------      -----------
         TOTAL NONINTEREST INCOME                                   924,269          768,363         2,673,523        2,312,905

NONINTEREST EXPENSE
       SALARIES AND EMPLOYEE BENEFITS                             1,222,008        1,101,091         3,451,928        3,244,966
       NET OCCUPANCY EXPENSE                                        441,661          365,715         1,214,555        1,026,885
       OTHER OPERATING EXPENSES                                     873,348          663,991         2,183,734        2,069,275
                                                                 ----------       ----------       -----------      -----------
         TOTAL NONINTEREST EXPENSES                               2,537,017        2,130,797         6,850,217        6,341,126

         INCOME BEFORE INCOME TAXES                                 421,141          771,475         2,453,077        2,338,420
         PROVISION FOR INCOME TAXES                                   7,385         (260,082)         (583,357)        (635,822)
                                                                 ----------       ----------       -----------      -----------
           NET INCOME                                            $  428,526       $  511,393       $ 1,869,720      $ 1,702,598
                                                                 ==========       ==========       ===========      ===========
BASIC EARNINGS PER COMMON SHARE                                  $     0.13       $     0.15       $      0.55      $      0.49
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                         3,418,243        3,440,010         3,416,748        3,460,060
EARNINGS PER COMMON SHARE ASSUMING DILUTION                      $     0.12       $     0.15       $      0.54      $      0.49
WEIGHTED AVERAGE SHARES
    OUTSTANDING ASSUMING DILUTION                                 3,492,566        3,485,010         3,485,083        3,505,060

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30                       SEPTEMBER 30
                                                             -------------------------        ----------------------------
                                                               2000            1999              2000             1999
                                                             ---------       ---------        ----------       -----------
NET INCOME                                                   $ 428,526       $ 511,393        $1,869,720       $ 1,702,598
OTHER COMPREHENSIVE, NET OF TAX:
     UNREALIZED GAINS (LOSSES) ON SECURITIES:
        UNREALIZED HOLDING GAINS (LOSSES) ARISING
             DURING THE PERIOD                                 867,773        (863,485)        1,149,773        (2,467,574)
        LESS:  RECLASSIFICATION ADJUSTMENTS FOR
            (GAINS) LOSSES INCLUDED IN NET INCOME                4,056         (39,004)            1,142           (39,022)
                                                             ---------       ---------        ----------       -----------
        NET UNREALIZED GAINS (LOSSES)                          871,829        (902,489)        1,150,915        (2,506,596)
     INCOME TAX RELATED TO ITEMS OF OTHER
             COMPREHENSIVE INCOME (LOSS)                      (327,376)        309,681          (429,201)          924,146
                                                             ---------       ---------        ----------       -----------

OTHER COMPREHENSIVE INCOME (LOSS)                              544,453        (592,808)          721,714        (1,582,450)
                                                             ---------       ---------        ----------       -----------

COMPREHENSIVE INCOME (LOSS)                                  $ 972,979       $ (81,415)       $2,591,434       $   120,148
                                                             =========       =========        ==========       ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                    --------------------------------
                                                                                        2000                1999
                                                                                    ------------        ------------
OPERATING ACTIVITIES:
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $  2,700,428        $  2,991,240

INVESTING ACTIVITIES:
 PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                  8,482,535          16,306,555
 PURCHASES OF SECURITIES AVAILABLE FOR SALE                                             (250,000)        (20,703,780)
 NET (INCREASE) DECREASE IN LOANS TO CUSTOMERS                                       (19,833,701)          4,278,523
 PURCHASES OF PREMISES AND EQUIPMENT                                                  (1,958,094)         (1,391,968)
 PROCEEDS FROM SALES OF FIXED ASSETS                                                           -             156,788
 PROCEEDS FROM SALE OF FORECLOSED REAL ESTATE                                            148,941                   -
                                                                                    ------------        ------------
  NET CASH USED BY INVESTING ACTIVITIES                                              (13,410,319)         (1,353,882)
                                                                                    ------------        ------------

FINANCING ACTIVITIES:
 NET INCREASE (DECREASE) IN DEPOSITS                                                   5,029,441          (5,169,310)
 NET INCREASE IN SHORT-TERM BORROWINGS                                                   412,722             473,836
 DIVIDENDS PAID                                                                       (1,745,905)         (1,319,207)
 PROCEEDS FROM SALE OF TREASURY STOCK                                                     91,609                   -
 TREASURY STOCK PURCHASED                                                                (38,500)           (545,417)
 PROCEEDS FROM NOTES PAYABLE, NET                                                      1,400,000           5,500,000
                                                                                    ------------        ------------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                     5,149,367          (1,060,098)
                                                                                    ------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (5,560,524)            577,260

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      13,644,076          14,836,223
                                                                                    ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  8,083,552        $ 15,413,483
                                                                                    ============        ============


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                                                                         ACCUMULATED
                                    COMMON      CAPITAL       RETAINED      TREASURY    COMPREHENSIVE
                                     STOCK      SURPLUS       EARNINGS       STOCK      INCOME (LOSS)      TOTAL
                                    ------   -----------   -----------   -----------    ------------   -----------
BALANCE AT
  DECEMBER 31, 1999                 $3,498   $14,263,104   $ 8,774,744   $(1,170,483)   $(1,679,678)   $20,191,185

CASH DIVIDENDS -
  COMMON                                 -             -    (1,307,209)            -               -    (1,307,209)

PURCHASE OF TREASURY STOCK               -             -             -       (38,500)              -       (38,500)

REISSUANCE OF TREASURY STOCK             -       (13,953)            -       105,562               -        91,609

NET CHANGE IN
  UNREALIZED GAINS (LOSSES)
  ON SECURITIES                          -             -             -             -         721,714       721,714

NET INCOME - SEPTEMBER 30, 2000          -             -     1,869,720             -               -     1,869,720
                                    ------   -----------   -----------   -----------    ------------   -----------
BALANCE AT
  SEPTEMBER 30, 2000                $3,498   $14,249,151   $ 9,337,255   $(1,103,421)   $  (957,964)   $21,528,519
                                    ======   ===========   ===========   ===========    ===========    ===========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)


NOTE A - Basis of Presentation

The consolidated financial statements include the accounts of Frontier National Corporation (the "Company") and its wholly-owned subsidiaries, Frontier National Bank, Lanett, Alabama, Frontier National Bank, Sylacauga, Alabama, Frontier Financial Services, Inc., and The Frontier Agency, Inc., collectively, the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for Frontier National Corporation and subsidiaries for the year ended December 31, 1999, included in Form 10-K filed in March 2000.

NOTE B - Income Taxes

The effective tax rates of approximately 24 percent and 27 percent for the nine months ended September 30, 2000 and 1999, respectively, are less than the statutory rate principally because of the effect of tax-exempt interest income.

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

At September 30, 2000, the Company had net unrealized losses of $1,557,488 in available-for-sale securities that are reflected in the presented assets and resulted in a decrease in shareholders' equity of $957,964, net of deferred tax asset. There were no trading securities.

The net increase in shareholders' equity as a result of the SFAS 115 adjustment from December 31, 1999 to September 30, 2000 was $721,714. See also Note D - Shareholders' Equity.

NOTE D - Shareholders' Equity

During the first nine months of 2000, cash dividends of $1,307,209 were charged against equity. Equity was increased by $721,714 for the decrease in net unrealized losses on securities. Treasury stock was purchased during the first quarter decreasing shareholders' equity $38,500. Treasury stock was also reissued increasing shareholders' equity $91,609.

NOTE E - Treasury Stock

During the first nine months of 2000, 3,000 shares of common stock were acquired and placed in treasury at cost and 6,886 were reissued and accounted for on a first-in-first-out method. The treasury stock balance represents 83,140 shares at December 31, 1999 and 79,254 shares at September 30, 2000.

NOTE F - Segment Reporting

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

NOTE G - Forward-Looking Statements

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

NOTE H - Stock Options

Officers of the company hold a total of 191,000 incentive stock options at various exercise prices all of which are the fair market value on the various grant dates. These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date.

Directors of the Company hold a total of 27,500 nonqualified stock options at various exercise prices all of which are the fair market value on the grant date. These options are immediately exercisable and expire on the one-year anniversary date of the director's termination of service to the Board.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 2000 Form 10-Q.

FINANCIAL CONDITION

September 30, 2000 compared to December 31, 1999

Loans

Loans comprised the largest single category of the Company's earning assets on September 30, 2000. Loans, net of unearned income and reserve for loan losses, were 69.05% of total assets at September 30, 2000 and 62.89% of total assets at December 31, 1999. Total net loans were $157,085,158 at September 30, 2000, representing a 13.95% increase from the December 31, 1999 total of $137,857,027. This increase is the result of loan growth since December 31, 1999.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold decreased $13,699,752 from December 31, 1999 to September 30, 2000. Investment securities and federal funds sold at September 30, 2000 were $43,298,035 compared with $56,997,787 at December 31, 1999, reflecting a 24.04% decrease.

Asset Quality

Between December 31, 1999 and September 30, 2000, the Company experienced a decrease in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or more, restructured loans, nonaccruing securities, and other real estate) from $1.894 million to $1.746 million. The ratio of loan loss allowance to total nonperforming assets increased from .98 to 1.13, the ratio of nonperforming loans to total loans remained constant at .011. All of these ratios are favorable as compared to industry averages. Classified assets are defined as loans that are subject to general financial duress or deterioration of the collateral securing the assets. Classified assets are not considered nonperforming assets. The company did experience an increase in classified assets during the quarter that could be indicative of a potential increase in nonperforming assets in future periods.

Deposits

Total deposits of $177,456,422 at September 30, 2000 increased $5,029,442 (2.92%) over total deposits of $172,426,980 at year-end 1999. Deposits are the Company's primary source of funds with which to support its earning assets. Non-interest bearing deposits increased $780,306 or 3.18% from year-end 1999 to September 30, 2000, and interest bearing deposits increased $4,249,136 (2.87%) from year-end 1999.

Long-term Debt

At September 30, 2000 and December 31, 1999, the Company had notes payable totaling $25,442,000, and $24,042,000, respectively.

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
                                   ===========

Shareholders' Equity

Company shareholders' equity increased $1,337,334 from December 31, 1999 to September 30, 2000, due to net income of $1,869,720, the declaration of cash dividends of $1,307,209, the decrease of unrealized losses on securities available-for-sale totaling $721,714 net of deferred tax asset, the purchase of treasury stock of $38,500 and the reissuance of treasury stock of $91,609.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $47.046 million or 29.58% of the total loan portfolio at September 30, 2000 and there are no investment securities maturing within one year. Other sources of liquidity include short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and non-interest bearing deposit accounts. At September 30, 2000, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $14,000,000. Each of the Company's subsidiary banks is a member of the Federal Home Loan Bank of Atlanta. Membership provides the Company with additional lines of credit for liquidity needs. The Company has also established a line of credit under the parent company for $5,000,000.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to approximately $21,087,000 at September 30, 2000. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was approximately $23,066,000 at September 30, 2000.

The Company's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these requirements.

RESULTS OF OPERATIONS

Nine months and Three months ended September 30, 2000 and 1999

Summary

Net earnings of the Company for the nine months ended September 30, 2000 were $1,869,720 compared to $1,702,598 for the same period in 1999, representing a 9.82% increase. This increase was due to a 4.13% increase in net interest income after provision for loan losses primarily a result of loan growth coupled with decreases in loan loss provisions, an increase in noninterest income of 15.59% primarily from nonbank subsidiaries, and expense control that held noninterest expenses to an increase of 8.03%.

Net earnings of the Company for the three months ended September 30, 2000 were $428,526 compared to $511,393 for the same period in 1999, representing a decrease of 16.20%. The decrease is attributable to an increase in provision for loan losses during the third quarter of 2000 of $140,033 over the third quarter of 1999 coupled with an increase in noninterest expenses during the quarter and offset by an increase in noninterest income, net interest income and a decrease in provision for income taxes.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 2000 increased $1,002,387 (8.06%) from the same period in 1999. This increase was due to higher average outstanding balances of earning assets and increased rates earned on those assets. Interest expense for the nine months ended September 30, 2000 increased $751,240 or 13.46% over the corresponding period of 1999. As a result of these factors, net interest income increased $251,147 or 3.67% in the nine months ended September 30, 2000, compared to the same period of 1999.

Revenue from earning assets of the Company during the three months ended September 30, 2000 increased $439,163 (10.85%) from the same period in 1999. This increase was also due to higher average outstanding balances of earning assets and higher rates earned on those assets. Interest expense for the three months ended September 30, 2000 increased $399,150 or 22.05% over the corresponding period of 1999. As a result of these factors, net interest income increased $40,013 or 1.79% in the three months ended September 30, 2000, compared to the same period of 1999.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Company's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $470,616 for the nine months ended September 30, 2000 compared to $482,599 for the same period of 1999. Charge-offs exceeded recoveries by approximately $341,000 for the nine months ended September 30, 2000. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.24% at September 30, 2000 compared to 1.32% at year-end 1999.

The provision for loan losses for the three month period ended September 30, 2000 was $243,853 compared to $103,820 for the same period of 1999 representing a $140,033 increase. This increase in the provision for loan losses is a result of a decrease in recoveries as compared to the same period in 1999, growth in the loan portfolio, and the deterioration of a single credit during the quarter resulting in a higher reserve requirement for that credit.

Noninterest Income

Noninterest income for the nine months ended September 30, 2000 was $2,673,523 compared to $2,312,905 for the same period of 1999. This 15.59% increase was primarily due to commission income of $1,125,013 in the first nine months of 2000 as compared to $847,975 in the same period of 1999. Changes in the components of noninterest income are as follows: Service charges on deposits increased $142,378 (13.07%), insurance commissions increased $277,038, other operating income decreased $18,634 and securities gains or losses decreased noninterest income by $40,164.

Noninterest income for the three months ended September 30, 2000, increased $155,906 or 20.29%. The primary result of this increase is from increased service charge income of $103,991 and increased commission income of $126,022.

Noninterest Expenses

Noninterest expenses for the nine months ended September 30, 2000 were $6,850,217 reflecting a 8.03% increase over the same period of 1999. The primary components of noninterest expenses are salaries and employee benefits, which increased to $3,451,928 for the nine months ended September 30, 2000, 6.38% higher than in the same period of 1999. Occupancy costs increased $187,670 and other operating expenses increased $114,459.

Noninterest expenses for the three months ended September 30, 2000 were $2,537,017 reflecting a 19.06% increase over the same period of 1999. The primary components of noninterest expenses are salaries and employee benefits, which increased $120,917 for the three months ended September 30, 2000, 10.98% higher than in the same period of 1999. Occupancy costs increased $75,946 and other operating expenses increased $209,357.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $583,357 for the nine months ended September 30, 2000 decreased $52,465 compared to the same period of 1999. Taxes as a percent of earnings decreased from 27.19% to 23.78%. The effective tax rate of approximately 24% is less than the statutory rate principally because of the effect of tax-exempt interest income.

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

Frontier uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of Frontier's net interest income and stockholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income. Net income is not materially impacted during simulation analysis under different rate scenarios.

PART 2.  OTHER INFORMATION

     Item 1. Legal Proceedings

     1.  Clarence Ray Vincent and Vickie Lynn Vincent v. First National -
         ----------------------------------------------------------------
     America's Bank, et al., Case No. CV 99-466.  This action was filed on
     ----------------------
     October 1, 1999 in the Circuit Court of Talladega County, Alabama. The Complaint alleges that Mr. Vincent was told that he had to obtain certain insurance in order for him to obtain credit from the Bank and that Mr. Vincent was required to pay charges in excess of those permitted by law. The Bank has denied any wrongdoing and its attorneys are vigorously defending this action.

     The parties are engaged in discovery. The Bank's attorneys have filed a motion for summary judgment seeking dismissal of this case prior to the necessity of a jury trial. The parties are discussing settlement and it is likely that this matter will shortly be concluded. In the event that it cannot be successfully resolved by agreement, the Bank is confident that it will prevail.


     2.  Brenda Andrews v. Valley National Corporation a/k/a Valley National
         -------------------------------------------------------------------
     Bank; et al., Case No. CV 00-160, pending in the Circuit Court of Chambers
     ------------
     County, Alabama. This action was filed on July 14, 2000. Ms. Andrews alleges a number of claims against the Company and its Chief Executive Officer and Chief Financial Officer in her Complaint, including negligent hiring, wanton hiring, and civil conspiracy, which all essentially arise out of her main claim, that her employment was unlawfully terminated because of her age. Although discovery has just commenced in this action and it is too early to state with certainty any details about its possible outcome, the Company vigorously denies any and all wrongdoing. The Company is vigorously defending this action and is hopeful that these claims will soon be dismissed. The plaintiff's deposition is scheduled for November 13, 2000.

     3.  Frontier National Corporation v. Wanda Faye Johnson and Carol Turnham,
         ---------------------------------------------------------------------
     Case No. CV 2000-454, pending in the Circuit Court of Talladega County, Alabama. Carol Turnham and Wanda Faye Johnson are former employees of Valley National Bank. Their employment was terminated by the Company pursuant to a reduction in force. On August 25, 2000, the Company was served with a demand letter from an attorney for Johnson and Turnham. The letter alleged that the employees were terminated based upon their age in violation of the Alabama Age Discrimination in Employment Act ("ADEA").
     The company vehemently denies that the employment decisions affecting these two employees were based upon age. Given the disputed issue, the Company filed a Declaratory Judgment action in Talladega County on August 29, 2000, seeking to have the Court rule that the Company is in no way liable to the former employees. The employees have filed a motion to have the case transferred to Chambers County and we have noticed their depositions.
     Given that the case is in this early stage, we are unable to assess with certainty the potential for liability, but we intend to vigorously defend the Company's position and aggressively challenge the Plaintiffs' claims.

     4. Cagle's Inc. v. Valley National Bank, Case No. 00-A-851-E.  On June 30,
        ------------------------------------
     2000, a complaint alleging breach of duty, negligence and gross negligence against Frontier National Bank, Lanett, Alabama in connection with its acceptance for deposit of five checks totaling $1,138,611 was filed in federal court in Alabama. The plaintiff, a publicly traded poultry processing concern, alleges that the Bank knew or should have known that the checks were not authorized. The plaintiff seeks unspecified compensatory and punitive damages and attorney fees, although it has apparently recovered $800,000 to $900,000 from the Bank's depositor. The Bank denies any liability and intends to defend against the allegations vigorously.

     Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 11 - Statement RE: Computation of Earnings per Share

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          During the quarter ended September 30, 2000, no reports were filed for Frontier National Corporation on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FRONTIER NATIONAL CORPORATION

November 14, 2000                   By:  /s/  STEVEN R. TOWNSON
                                        ----------------------------------
                                    Steven R. Townson
                                    President, Chief Executive Officer and
                                    Chief Financial Officer