Form 10-K
period 2000-12-31
FRONTIER NATIONAL CORP
filed 2001-04-02
CIK 1059420

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000        COMMISSION FILE NO. 000-24853



                          FRONTIER NATIONAL CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         ALABAMA                                          72-1355228
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                43 NORTH BROADWAY
                            SYLACAUGA, ALABAMA 35150
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (256) 401-2041
                         (REGISTRANT'S TELEPHONE NUMBER)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                     ON WHICH REGISTERED
                  NONE                                    NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

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

         AS OF MARCH 22, 2001 THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES WAS $24,561,980.

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

            CLASS                                 OUTSTANDING AT MARCH 23, 2001
COMMON STOCK, $.001 PAR VALUE                               3,424,329

DOCUMENTS INCORPORATED BY REFERENCE           PART OF 10-K IN WHICH INCORPORATED
PROXY STATEMENT FOR 2001 ANNUAL MEETING                     PART III

                                     PART I

ITEM 1 - BUSINESS

         Frontier National Corporation ("Frontier" or the "Company") was organized as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended in 1981 (the "BHCA"), and the bank holding company laws of Alabama.

         Frontier provides, through its commercial bank subsidiaries described below, hereinafter referred to as "Banks", banking services to individuals and businesses in Central Alabama and West Central Georgia. Frontier's executive offices are located at 43 North Broadway, Sylacauga, Alabama 35150. As a registered bank holding company, Frontier and its subsidiaries are subject to applicable provisions of the National Bank Act, the Federal Bank Holding Company Act and the Alabama Interstate and International Banking Act, as well as to the supervision by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the State of Alabama Insurance Department.

         Frontier's primary business as a holding company is to manage the business and affairs of the Banks. The banks provide a broad range of retail and commercial banking services to its customers, including checking, savings, NOW and money market accounts and time deposits of various types, loans for business, real estate, personal uses, home improvement and automobiles, credit cards, letters of credit, discount brokerage services, IRA's, safe deposit box rentals, bank money orders, and electronic funds transfer services, including wire transfer and automated teller machines.

         Frontier has decentralized certain facets of its management responsibilities; it maintains an efficient centralized operating system. As a result, corporate policy, strategy and certain administrative policies are established by Frontier's board of directors, while lending and community-specific marketing decisions are made primarily by each bank to allow it to respond to needs and demands of their own markets. Data processing functions are centralized in Frontier's data processing division located in Sylacauga, Alabama. This allows the banks to focus on providing personalized services and products to their customers to meet the needs and demands of the communities they serve.

         As a bank holding company, Frontier performs central data processing function, accounting function and other common functions and provides certain management services for its subsidiaries.

BUSINESS COMBINATIONS

         The growth of the Company and its desire to be competitive in offering diverse services and convenient locations has resulted in the merger and acquisition of other businesses and financial institutions over the past years. The following is a description of the most recent of those acquisitions:

         In May 1996, Frontier National Bank, Sylacauga acquired certain deposit liabilities of Citizens Bank of Talladega for $8,262,265 including a premium paid of $229,939.

         In June 1996, the Company acquired the outstanding stock of City Banc Corporation, the parent holding company of City Bank of Childersburg, for $4,471,988 including allocated goodwill of $1,426,345.

         In December 1997, Frontier Finance Company, Inc. purchased the loans receivable and furniture and fixtures of Hometown Financial Services, Inc. for $1,560,257 representing their fair values at the date of acquisition.

         In August 1998, Valley National Corporation and subsidiary, Valley National Bank, Lanett, Alabama merged with and into the Company through exchange of stock. Additional shares of 1,817,910 were issued to facilitate the transaction. The fair value of the transaction was $8.6 million, resulting in a one-time charge against earnings of approximately $80,000.

         In November 1998, Frontier Financial Services, Inc. purchased two insurance agencies, Brown Insurance Agency and Wright-Sprayberry, Inc. The acquisition of Brown Insurance Agency was accounted for as an asset purchase of $344,175, whereas, the acquisition of Wright-Sprayberry Inc. was effected through the issuance of 49,337 shares of Company stock valued at approximately $987,000.

         In April 1999, Frontier Financial Services, Inc. purchased the assets of Lawrence-Jones Insurance and Real Estate Agency, Inc. at a fair value of $136,700.

         All of the above transactions, with the exception of the Wright-Sprayberry, Inc. acquisition, were accounted for under the purchase method of accounting, whereby the financial operations of each acquired entity have not been reflected in the Company's financial statements prior to the date of acquisition. The Wright-Sprayberry, Inc. acquisition was accounted for by the pooling-of-interests method of accounting. The results of operations of Wright-Sprayberry, Inc. prior to the acquisition have also not been included since the effect was not material.

EMPLOYEES

         As of December 31, 2000, Frontier and its subsidiaries employed approximately 146 individuals of which approximately 134 were full-time employees. A collective bargaining unit does not represent the employees. Frontier believes its relationship with its employees to be good.

SUBSIDIARIES

         The following is a list of the two banks, the finance company as well as the financial services subsidiary:

     SUBSIDIARY                                      MARKET AREA
---------------------------                ------------------------------------

Frontier National Bank,                    Talladega and Shelby County, Alabama
Sylacauga, Alabama
Frontier National Bank,                    Chambers and Lee County, Alabama and
Lanett, Alabama                            Troop and Harris County, Georgia

The Frontier Finance Company               Etowah and Randolph County, Alabama
Frontier Financial Services                Talladega, Shelby, Lee,
                                           and Chambers County, Alabama

         Both Banks offer traditional loan and deposit services discussed further in the 10-K, the finance company offers sub prime lending, with the financial services company offering insurance and discount brokerage products. Both Banks maintain correspondent relationships with other commercial banks and the Federal Home Loan Bank of Atlanta. The principal correspondent banks are National Bank of Commerce in Birmingham, Alabama and the Bankers Bank of Atlanta, Georgia.

MARKET AREA AND COMPETITION

         Frontier's market is located in East Central Alabama and West Central Georgia. The corporation's lead bank is located in downtown Sylacauga, Alabama, with branches located in Childersburg, Alabama. The other bank is located in Lanett, Alabama with branches in Valley and Auburn, Alabama. The Banks have a total of nine facilities located in either the cities or counties in which the main offices are headquartered or in nearby cities.

         Frontier's banking facilities are located in communities whose economies are based primarily on manufacturing and light industry. Textiles are among the leading manufacturing industries in Frontier's market areas. The banking industry in Alabama and Georgia markets are highly competitive. Intense market demands, economic pressures, volatile interest rates and customer awareness have forced banks to diversify their services and become more cost effective; both Banks face strong competition in attracting deposits and making loans.

         Competition for loans comes from other financial intermediaries within the market area and have caused the Banks to compete for loan originations through the interest rate and loan fees they charge and the efficiency and quality of services they provide. Competition is affected by the general availability of funds to lend, local economic conditions, current interest rate levels and other factors that are not predictable such as event risk.

         Management expects that competition will become more intense in the future due to the change in Federal and State laws and regulations and the addition of other non-banking competitors entering our market.

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

         Frontier National Bank, Lanett and Frontier National Bank, Sylacauga are "affiliates" of Frontier within the meaning of the Federal Reserve Act. This act places restrictions on a bank's loans or extensions of credit to, purchases of or investments in the securities of, and purchases of assets from an affiliate, a bank's loans or extensions of credit to third parties collateralized by the securities or obligations of an affiliate, the issuance of guarantees, acceptances, and letters of credit on behalf of an affiliate, and certain bank transactions with an affiliate, or with respect to which an affiliate acts as agent, participates, or has a financial interest. Furthermore, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

         The Subsidiary Banks also are subject to regulation respecting the maintenance of certain minimum capital levels (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and " -Liquidity"), and will be required to file annual reports and such additional information as the National Banking Act and FDIC regulations require. They are also subject to certain restrictions on loan amounts, interest rates, "insider" loans to officers, directors and principal shareholders, tie-in arrangements, and transactions with affiliates, as well as many other matters. Strict compliance at all times with state and federal banking laws is required.

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

ITEM 1 - STATISTICAL DISCLOSURE

                                                                         PAGE(S)

Loan Portfolio ............................................................  15
Selected Loan Maturity and Interest Rate Sensitivity ......................  15
Securities Portfolio ......................................................  16
Securities Portfolio Maturity Schedule ....................................  17
Maturities of Large Time Deposits .........................................  18
Maturities of Long-Term Debt ..............................................  19
Return on Equity and Assets ...............................................  20
Capital Adequacy Ratios ...................................................  21
Interest Rate Sensitivity Analysis ........................................  22
Consolidated Average Balances, Interest Income/Expense and Yields/Rates ...  25
Rate/Volume Variance Analysis .............................................  26
Summary of Loan Loss Experience ...........................................  28
Allocation of Loan Loss Reserve ...........................................  28
Nonperforming Assets ......................................................  29
Noninterest Income ........................................................  30
Noninterest Expense .......................................................  31

ITEM 2 - PROPERTIES

         The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The principal executive offices of the Company are located at 43 North Broadway, Sylacauga, Alabama. The Subsidiary Banks own various offices and facilities in Alabama. Frontier National Bank, Lanett, Alabama, formerly known as Valley National Bank, operates in one location in Lanett, Alabama, two in Valley, Alabama and a temporary facility while the branch facility is being constructed in Auburn, Alabama; Frontier National Bank, Sylacauga, Alabama formerly known as First National Bank in Sylacauga, operates three locations in Sylacauga, Alabama, two of which are banking facilities, one an insurance office and has another branch and an insurance office in Childersburg, Alabama. Additionally, the bank has a sub-prime lending facility in Gadsden, Alabama. The Banks own eight of these locations and lease the other three from other entities. Frontier National Bank, Sylacauga has purchased land in Chelsea, Alabama and Frontier National Bank, Lanett has purchased land in Auburn, Alabama and in LaGrange, Georgia. All land purchases are for the purpose of building a facility at each location. Frontier National Corporation also provides data processing for its Subsidiary Banks and maintains two facilities in Sylacauga, Alabama, a data center and a corporate office condo. The facility in Auburn and in LaGrange are scheduled for completion by mid-summer and fall of 2001, respectively. All properties are owned by Frontier or the Banks and are unencumbered.

                 OFFICES                                USED BY
---------------------------------------- ---------------------------------------

43 N. Broadway Avenue, Sylacauga, AL     Frontier National Corporation and
                                         Frontier National Bank, Sylacauga, AL

801 8th Avenue S.W., Childersburg, AL    Frontier National Bank and Frontier
                                         Financial Services, Sylacauga, AL

752 Narrows Point Circle, Chelsea, AL    Future Facility,Frontier National Bank,
                                         Sylacauga, AL

135 James Payton Blvd, Sylacauga, AL     Frontier National Bank and Frontier
                                         Financial Services, Sylacauga, AL

106 N. Broadway Avenue, Sylacauga, AL    Frontier Financial Services,
                                         Sylacauga, AL

3032 E. Meighan Blvd, Gadsden, AL        Frontier Finance Company, Sylacauga, AL

110 W. Spring Street, Sylacauga, Al      Frontier National Corporation,
                                         Sylacauga, AL

137 James Payton Blvd, Sylacauga, AL     Frontier National Corporation,
                                         Sylacauga, AL

1011 N. Lanier Avenue, Lanett, AL        Frontier National Bank, Lanett, AL

3216 20th Avenue, Valley, AL             Frontier National Bank, Lanett, AL

3501 20th Avenue, Valley, AL             Frontier National Bank, Lanett, AL

1935 S. College Street, Suite E,         Frontier National Bank, Lanett, AL
Temporary Site, Auburn, AL

ITEM 3 - LEGAL PROCEEDINGS

CRAIG WHEELUS AND ELIZABETH WHEELUS VS FIRST NATIONAL-AMERICA'S BANK, ET AL., PENDING IN THE CIRCUIT COURT OF TALLADEGA COUNTY, ALABAMA BEARING CIVIL ACTION NUMBER CV 2000-408.

This suit was filed by Craig and Elizabeth Wheelus in which they make claims against the Bank, a bank loan officer, and a home builder relating to their claims that there was a breach of a construction loan mortgage contract, alleged bad faith relating to performance of certain contractual duties, alleged fraud with regard to how certain monies would be applied, and alleged fraud with regard to how certain monies from the construction loan contract would be applied. Plaintiffs claim money damages. Additionally, a co-defendant, the home builder at issue, initially filed a cross claim against the bank. However, he has since dismissed that claim and the defendants are cooperating to defend against the claims brought against them by the plaintiffs.

The defendants vigorously deny any and all liability and are proceeding to defend this action. The co-defendant has filed a motion to compel arbitration of all claims against him. No discovery will take place in the action until the arbitration issue is decided. If the case should proceed to discovery, the Company intends to discover the necessary facts and move for summary judgment and dismissal of all claims against it.

CAGLES, INC. VS VALLEY NATIONAL BANK, PENDING IN THE U. S. DISTRICT COURT FOR THE MIDDLE DISTRICT OF ALABAMA BEARING CIVIL ACTION NUMBER CV 3:00-8:51(A)

Plaintiff Cagle claims that Valley National Bank ("the Bank") allegedly breached duties of good faith and ordinary care in accepting certain checks for deposit from an accounts payable clerk at Cagle, who was also a depositor at the Bank. All of Cagle's claims are based on the argument that the Bank should have been aware that the clerk was not authorized to receive payments in the amount of the checks and should, therefore, have refused to accept the checks for deposit and refused to present them to Cagle's bank, the bank on which the unauthorized checks were drawn.

The Bank is vigorously defending the claim, which it believes to be meritless. Further, the Bank contends that Cagle failed to exercise necessary and ordinary care in supervising their clerk, in implementing and maintaining internal controls to prevent and detect the issuance of the unauthorized checks, and in discovering and notifying its bank promptly of its loss. Therefore, Cagle should not be entitled to recover against the Bank, which unknowingly accepted the unauthorized checks.

Discovery is underway and the Bank has filed a Motion for Summary Judgment, which is due to be decided shortly. The Bank is optimistic that it will prevail.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2000.

                                     PART II

ITEM 5 - MARKET OF REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

         The Company's Class A Common Stock, $.001 par value per share (the "Common Stock") is traded on the NASD Over-the-Counter Bulletin Board under the symbol "FIEC." Trading of the Common Stock commenced in October 1998. The Common Stock has traded at prices between $9.00 and $14.50 per share during 2000.

         The following data regarding the Common Stock is provided for information purposes only, and should not be viewed as indicative of the actual or market value of the Common Stock. The prices reflect inter-dealer prices and do not include retail markups, markdowns, or commissions.

                                          High      Low   Dividend
                                          ----      ---   --------
2000:
    First Quarter ....................  $ 14.50  $ 10.00  $ .1275
    Second Quarter ...................    13.00    10.00    .1275
    Third Quarter ....................    13.00     9.00    .1275
    Fourth Quarter ...................    12.88     9.00    .1275

1999 (split adjusted):
    First Quarter ....................  $ 15.06  $ 14.72  $ .1275
    Second Quarter ...................    16.19    14.25    .1275
    Third Quarter ....................    16.13    14.06    .1275
    Fourth Quarter ...................    15.50    14.00    .1275

         As of March 28, 2001, the Common Stock was held by approximately 285 shareholders of record. It is the Company's policy to pay dividends quarterly based on the performance of its subsidiaries. The Company paid annual dividends of $.51 per share in 2000 and $.51 per share in 1999. Please see chart above for quarterly dividend information. In addition, in May 1999, the Company declared a 3-for-2 stock split resulting in the issuance of 1,157,548 shares of common stock to existing shareholders. The amounts in the tables above which occurred prior to the stock split have been retroactively adjusted to reflect the effects of the split. The Company, through the Subsidiary Banks, is subject to certain restrictions on the payment of dividends. See "Note 20 - Restrictions on Subsidiary Dividends, Loans or Advances" in the "Notes to Consolidated Financial Statements."

RECENT SALES OF UNREGISTERED SECURITIES

         There have been no sales of unregistered securities during 2000.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table presents on a historical basis selected financial data and ratios for the Company.

                                                                          YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                             2000        1999        1998       1997       1996
                                                          ----------- -----------  --------   --------  ---------
                                                             (Dollars in thousands except per share data)
EARNINGS SUMMARY:

   Interest income ......................................  $ 17,966  $  16,636   $ 13,883    $11,085      $ 8,785
   Less interest expense ................................     8,588      7,467      6,294      4,695        3,352
   Net interest income ..................................     9,378      9,169      7,589      6,390        5,433
   Provision for loan losses ............................       336        497      1,412        662          564
   Net interest income after provision for  loan losses .     9,042      8,672      6,177      5,728        4,869
   Noninterest income ...................................     3,415      3,102      2,283      1,222          885
   Noninterest expense ..................................     8,955      8,597      7,066      5,036        4,297
   Income before income taxes ...........................     3,502      3,177      1,394      1,914        1,457
   Applicable income taxes ..............................       849        694        266        562          410
   Net income ...........................................     2,653      2,483      1,128      1,352        1,047

PER COMMON SHARE DATA:

(Retroactively adjusted to give effect to stock split)
   Net income - basic ...................................  $   0.78   $   0.72   $   0.39    $  0.64      $  0.50
   Net income - diluted .................................      0.76       0.71       0.39       0.64         0.50
   Cash dividends declared per common share .............      0.51       0.51       0.43       0.24         0.24

SELECTED AVERAGE BALANCES:

   Total assets .........................................  $227,874   $220,833   $166,914    126,397     $101,743
   Total loans ..........................................   156,707    134,416    107,393     88,559       67,667
   Securities ...........................................    48,220     52,407     36,190     23,100       25,789
   Earning assets .......................................   208,325    199,126    152,224    113,484       95,130
   Deposits .............................................   176,102    172,731    127,754     97,092       82,597
   Shareholders' equity .................................    20,728     21,655     17,428     14,132       12,186
   Shares outstanding (thousands)(split adjusted) .......     3,418      3,451      2,862      2,104        2,106

SELECTED PERIOD-END BALANCES:

   Total assets .........................................  $232,800   $219,215   $216,195    134,966     $121,547
   Total loans ..........................................   160,199    139,706    136,202     96,631       82,892
   Securities ...........................................    44,683     50,358     51,881     24,125       25,516
   Earning assets .......................................   211,333    196,806    195,277    123,276      108,437
   Deposits .............................................   177,970    172,427    173,375    100,858       94,499
   Shareholders' equity .................................    22,971     20,191     22,488     14,068       13,119
   Shares outstanding (thousands)(split adjusted) .......     3,422      3,414      3,474      2,187        2,106

SELECTED RATIOS:

   Return on average equity .............................     12.80%     11.47%      6.47%      9.57%        8.59%
   Return on average assets .............................      1.16       1.12       0.68       1.07         1.03
   Net interest margin (taxable equivalent) .............      4.81       4.93       5.28       5.82         5.04
   Allowance for loan losses to loans ...................      1.07       1.32       1.34       1.16         1.11
   Net charge-offs to average loans .....................      0.30       0.36       1.09       0.53         0.58
   Average equity to average assets .....................      9.10       9.81      10.44      11.18        11.98

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

         The consolidated financial statements of Frontier National Corporation have been audited by Schauer, Taylor, Cox, Vise & Morgan, P.C., independent auditors, who were engaged to express an opinion as to the fairness of presentation of such financial statements.

Harry I. Brown, Jr.              Steven R. Townson
Chairman of the Board            Vice Chairman of the Board,
                                 President and
                                 Chief Executive Officer

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         SUMMARY

         Net income for 2000 was $2,653,085, a 6.9% increase from 1999 net income. Net income for 1999 was $2,482,940, a 120.15% increase from 1998 net income. Net income for 1998 was $1,127,816, a 16.6% decrease from the net income of $1,351,806 in 1997. Net income per common share for 2000 was $0.78, an increase of 8.3% over 1999. Net income per common share for 1999 was 84.62% higher than in 1998.

         The increase in net income from 1999 to 2000 is due to increased loan interest income coupled with a reduction in the annual loan loss provision. The increase in net income from 1998 to 1999 is due to the increase in net interest income and the efficiencies derived after the merger. The decrease in net income from 1997 to 1998 is primarily attributable to increased interest expense and salaries and benefits expense coupled with the expense of the merger.

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

EARNING ASSETS

         Average earning assets for the year end 2000 was approximately $208,325,000, representing an increase of approximately $9,199,000 or 4.62% over 1999. The rise can be attributed to the steadily increasing loan portfolio. Average earning assets for the year end 1999 was approximately $199,126,000, representing an increase of approximately $46,902,000 or 30.81% over 1998. The increase was a result of the August 1998 business combination between the Company and VNC of Lanett, Alabama. Average earning assets in 1998 increased approximately $38,740,000 or 34.14% over 1997 also as a result of this business combination.

         The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, in each of the last three years.

                                                           December 31,
                                                 ------------------------------
                                                   2000         1999        1998
                                                   ----         ----        ----
                                                          (In thousands)

Interest-bearing deposits with banks .......    $    231    $    102    $  1,139
Securities .................................      44,683      50,358      51,881
Federal funds sold .........................       6,220       6,640       6,055
Loans:
   Real estate .............................     105,831      89,298      85,131
   Commercial and other ....................      54,368      50,408      51,071
                                                --------    --------    --------
     Total loans ...........................     160,199     139,706     136,202
                                                --------    --------    --------

Interest-earning assets ....................    $211,333    $196,806    $195,277
                                                ========    ========    ========

LOAN PORTFOLIO

         The Company's average loans increased approximately $22,291,000 or 16.58% from 1999 to 2000. Average loans for 1999 were $134,416,000, an increase of 25.16% over $107,393,000 in average loans for 1998. Loan growth for 2000 was funded through a mixture of borrowed funds and customer deposits. Loan growth for 1999 was funded through customer deposits.

         The Loan Portfolio table presents the classifications of loans by major category at December 31, 2000, and for each of the preceding four years.

                                 LOAN PORTFOLIO

                                                             DECEMBER 31,
                     ----------------------------------------------------------------------------------------------
                             2000                1999              1998               1997               1996
                     -------------------  -----------------  ----------------   ----------------  -----------------
                                 Percent           Percent             Percent            Percent           Percent
                      Amount    of Total  Amount  of Total   Amount   of Total  Amount   of Total Amount   of Total
                     --------   --------  ------  --------   ------   --------  ------   -------- ------   --------
                                                        (Dollars in Thousands)
Commercial,
  financial and
  agricultural.....  $ 33,188      20.58% $27,616   19.45%   $25,353    18.46% $16,227     15.80% $15,531     17.83%
Real estate -
  construction.....    12,477       7.73    7,307    5.15     2,385      1.74    5,807      5.65    3,589      4.12
Real estate -
  mortgage.........    93,354      57.89   81,991   57.75    82,746     60.23   53,541     52.13   43,410     49.85
Consumer...........    21,316      13.22   23,108   16.27    26,432     19.23   27,024     26.32   24,486     28.11
Other..............       935       0.58    1,959    1.38       467       .34       97       .10       72       .09
                     --------   --------  -------  ------    ------    ------  -------   -------  -------   -------
                      161,270     100.00% 141,981  100.00%   137,383   100.00% 102,696    100.00%  87,088    100.00%
                                  ======           ======              ======             ======             ======
Less: Unearned
  income...........     1,071               2,275             1,181              6,065              4,196
Allowance for
  loan losses......     1,712               1,849             1,831              1,120                924
                     --------             -------            ------            -------            -------

Net loans..........  $158,487            $137,857          $134,371            $95,511            $81,968
                     ========            ========          ========            =======            =======

         The following table sets forth maturities of the loan portfolio and the sensitivity to interest rate changes of the Company's loan portfolio.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                          Rate Structure for Loans
                                                     Maturity                              Maturing Over One Year
                               --------------------------------------------------------------------------------------
                                              Over One
                                   One          Year           Over                     Predetermined    Floating or
                                 Year or      Through          Five                       Interest       Adjustable
                                  Less       Five Years        Years       Total            Rate            Rate
                               ---------     ----------      --------     ---------     -----------      ----------
                                                                  (In thousands)
Commercial, financial
  and agricultural..........   $  26,140     $   6,554       $    494     $  33,188     $     6,345      $      703
Real estate - construction..      11,561           727            189        12,477             916              --
                               ---------     ---------       --------     ---------     -----------      ----------
    Total...................   $  37,701     $   7,281       $    683     $  45,665     $     7,261      $      703
                               =========     =========       ========     =========     ===========      ==========

SECURITIES PORTFOLIO

         The Company's securities portfolio decreased by 11.27% or $5,674,563 from 1999 to 2000 and decreased 2.94% or $1,523,000 from 1998 to 1999. The 1998 securities portfolio increased by $27,750,000 over 1997, an increase of 115.1% due to the business combination.

         The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains one classification of securities: "Available-for-sale." The "Available-for-sale" securities are carried at fair market value. At year-end 2000, unrealized net gains in the "Available-for-sale" portfolio amounted to $123,587. At year-end 1999, unrealized net losses in the "Available-for-sale" portfolio amounted to $2,708,403. At year-end 1998, unrealized gains in the "Available-for-sale" portfolio amounted to $803,630. At the end of 1997, the unrealized gains in the "Available-for-sale" portfolio amounted to $476,937.

         The Company has classified all securities as available-for-sale. The classification of certain securities as available-for-sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. Approximately $90,000 of unrealized gain was included in shareholders' equity related to the available-for-sale securities as of December 31, 2000.

         At year-end 2000, obligations of the United States Government or its agencies, obligations of states and political subdivisions, and mortgage-backed securities represented approximately 85.39% of the total securities portfolio.

         The following table presents the carrying amounts of the Company's securities portfolio at December 31, in each of the last three years.

                              SECURITIES PORTFOLIO

                                                          December 31,
                                                     --------------------------
                                                     2000      1999      1998
                                                     ----      ----      ----
                                                         (In thousands)
AVAILABLE-FOR-SALE:

   U.S. government and agencies..............      $ 5,479   $ 6,723   $ 7,128
   States and political subdivisions.........       23,108    26,312    22,193
   Mortgage-backed securities................        9,566    10,354    20,654
   Other debt securities.....................        4,862     5,551        --
   Equity securities.........................        1,668     1,418     1,906
                                                   -------   -------   -------

     Total...................................      $44,683   $50,358   $51,881
                                                   =======   =======   =======

                      SECURITY PORTFOLIO MATURITY SCHEDULE

                                                                   Maturing
                                   ------------------------------------------------------------------------
                                      Within          After One But     After Five But           After
                                     One Year       Within Five Years  Within Ten Years        Ten Years
                                  --------------    -----------------  ----------------     ---------------
                                  Amount   Yield    Amount     Yield   Amount     Yield     Amount    Yield
                                  ------   -----    ------    ------   ------     -----     ------    -----
                                                          (Dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:

U.S. Government and agencies....   $    --     0.00%   $4,479      5.53%  $ 1,000     7.02%  $     --      0.00%

Mortgage-backed securities......        --     0.00        --      0.00        --     0.00      9,566      6.54

State and municipal.............       102     8.60     1,085      8.80       689     8.22     21,232      7.41

Other debt securities...........        --     0.00        --      0.00     4,862     6.75         --      0.00


Equity securities...............        --     0.00        --      0.00        --     0.00      1,668      6.80
                                    ------             ------             -------            --------
                                    $  102     8.60%   $5,564      6.15   $ 6,551     6.95   $ 32,466      7.18
                                    ======             ======             =======            ========

         There were no securities held by the Company of which the aggregate value on December 31, 2000 and 1999 exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

DEPOSITS AND BORROWED FUNDS

         The Company's average deposits rose approximately $3,371,000 or 1.95% from 1999 to 2000. Average deposits rose approximately $44,977,000 or 35.21% from 1998 to 1999. Average deposits increased approximately $30,662,000 or 31.6% from 1997 to 1998. Total deposits increased $5,543,000 or 3.21% from year-end 1999 to year-end 2000. From year-end 1998 to year-end 1999, total deposits decreased $948,000 or 0.55%. From 1999 to 2000, interest-bearing transaction deposits increased approximately $749,000 or 2.54%, savings deposits decreased approximately $2,578,000 or 10.44%, other time deposits of less than $100,000 decreased approximately $202,000 or 0.30%, and time deposits of $100,000 or more increased approximately $7,961 or 30.42%. From 1998 to 1999 noninterest-bearing deposits decreased $2,280,000 or 8.51%, while interest-bearing demand accounts decreased $1,832,000 or 5.84%, savings accounts decreased $1,407,000 or 5.39%, certificates of deposit less than $100,000 increased $1,149,000 or 1.73% and certificates of deposits of more than $100,000 increased $3,422,000 or 21.18%. From 1997 to 1998, interest-bearing transaction deposits increased approximately $17,315,000 or 123.5%, savings deposits increased approximately $8,508,000 or 48.37%, other time deposits of less than $100,000 increased approximately $21,891,000 or 49.18% and time deposits of $100,000 or more increased approximately $13,596,000 or 148.57%.

         The following table sets forth the Company's deposit structure at December 31, in each of the last three years.

                                                                           December 31,
                                                                -------------------------------
                                                                   2000       1999       1998
                                                                   ----       ----       ----
                                                                         (In thousands)
Noninterest-bearing deposits

   Individuals, partnerships and corporations..............     $ 22,299   $ 22,825   $ 25,648
   U.S. Government and states and political
       subdivisions........................................          330        114        203
   Certified and official checks...........................        1,497      1,574        942
                                                                --------   --------   --------
     Total noninterest-bearing deposits....................       24,126     24,513     26,793

Interest-bearing deposits

   Interest-bearing demand accounts........................       30,252     29,503     31,335
   Saving accounts.........................................       22,114     24,692     26,099
   Certificates of deposit, less than $100,000.............       67,348     67,550     66,401
   Certificates of deposit, more than $100,000.............       34,130     26,169     22,747
                                                                --------   --------   --------
     Total interest-bearing deposits.......................      153,844    147,914    146,582
                                                                --------   --------   --------

     Total deposits........................................     $177,970   $172,427   $173,375
                                                                ========   ========   ========

         The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

                                                    Years Ended December 31,
                                   -----------------------------------------------------------
                                            2000               1999                1998
                                            ----               ----                ----
                                     Amount      Rate    Amount      Rate     Amount      Rate
                                     ------      ----    ------      ----     ------      ----
                                                    (Dollars in thousands)

Noninterest-bearing deposits....   $ 25,796      0.00% $ 26,491      0.00%  $ 19,081      0.00%
Savings deposits................     23,794      3.04    26,803      3.06     20,132      3.19
Time deposits...................     96,828      5.86    88,917      5.34     68,358      5.76
Interest-bearing demand deposits     29,685      2.05    30,520      2.17     20,183      2.37
                                   --------            --------             --------
   Total deposits...............   $176,103      3.98% $172,731      3.61%  $127,754      3.96%
                                   ========            ========             ========


         At December 31, 2000, time deposits greater than $100,000 aggregated approximately $34,130,000. The following table indicates, as of December 31, 2000, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                        MATURITIES OF LARGE TIME DEPOSITS
                                 (In thousands)

Three months or less .......................................             $15,446
Over three through six months ..............................               4,550
Over six through twelve months .............................               9,863
Over twelve months .........................................               4,271
                                                                         -------

     Total .................................................             $34,130
                                                                         =======

         Borrowed funds consist primarily of long-term debt. The Subsidiary Banks had $14,000,000 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks. At December 31, 2000 and 1999, the Subsidiary Banks had no funds advanced against these lines. The Subsidiary Banks were approved to borrow up to $50,060,000 under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in loan and securities portfolios. The unused portion of these available funds amounted to $21,018,000 at year-end 2000. Funds are also available through an arrangement through the Federal Reserve Discount window. At December 31, 2000, no funds were advanced on the window. Long-term debt consisted of various commitments with scheduled maturities from one to fifteen years.

         The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2000.

                          MATURITIES OF LONG-TERM DEBT
                                 (In thousands)

                                        2001     2002     2003     2004     2005
                                        ----     ----     ----     ----     ----


Interest in indebtedness ..........   $1,550   $1,500   $1,371   $1,310   $  933
Repayment of principal ............      350       --    2,500    5,500    2,500
                                      ------   ------   ------   ------   ------

                                      $1,900   $1,500   $3,871   $6,810   $3,433
                                      ======   ======   ======   ======   ======

CAPITAL RESOURCES

         Shareholders' equity increased $2,779,360 or 13.77% to $22,970,545 as of December 31, 2000. The increase in shareholders' equity was attributable to the following reasons; net change in unrealized gains or losses on available for sale securities; purchase and issuance of treasury stock, and net income minus dividend issues. Shareholders' equity decreased $2,297,053 or 10.21% to $20,191,185 as of December 31, 1999, compared with $22,488,238 at the end of 1998, and $14,067,818 at the end of 1997.

         During 2000, the Company purchased 3,000 shares of treasury stock and reissued 10,596 shares of treasury stock.

         During 1999, the Company purchased 64,499 shares of treasury stock and reissued 5,359 shares of treasury stock.

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

         The table below summarizes these and other key ratios for the Company for each of the last three years.

                           RETURN ON EQUITY AND ASSETS

                                                    2000      1999        1998
                                                  -------    -------    -------

Return on average assets ......................      1.16%     1.12%        .68%
Return on average common equity ...............     12.80     11.47        6.47
Dividend payout ratio .........................     65.71     71.08      108.87
Average common shareholder's equity to average
   assets ratio ...............................      9.10      9.81       10.44

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

              [The remainder of this page intentionally left blank]

         The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2000, 1999 and 1998:

                             CAPITAL ADEQUACY RATIOS

                                                     Years ended December 31,
                                      Statutory    ----------------------------
                                       Minimum    2000        1999         1998
                                       -------    ----        ----         ----
                                                     (Dollars in thousands)

Tier I Capital ......................           $ 21,512    $ 20,375    $ 20,331
Tier II Capital .....................              1,712       1,849       1,814
                                                --------    --------    --------
Total Qualifying Capital ............           $ 23,224    $ 22,224    $ 22,145
                                                ========    ========    ========
Risk Adjusted Total Assets (including
   off-balance-sheet exposures) .....           $166,582    $152,570    $145,105
                                                ========    ========    ========
Adjusted quarterly average assets ...           $227,648    $218,757    $219,444
                                                ========    ========    ========
Tier I Risk-Based Capital Ratio .....   4.0%      12.91%      13.35%      14.01%
Total Risk-Basked Capital Ratio .....   8.0       13.94       14.57       15.26
Leverage Ratio ......................   4.0        9.45        9.31        9.26



         On December 31, 2000, the Company and its Subsidiary Banks exceeded the regulatory minimums and qualified as well capitalized institutions under the regulations.

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

         The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts. At year end, the Company had $14,000,000 of federal funds available and a $50,060,000 line of credit from The Federal Home Loan Bank of which $21,018,000 was available and unused.

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

         The following table shows interest sensitivity gaps for different intervals as of December 31, 2000.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                          0-30        31-90    90-365      1-5         Over 5
                                          Days         Days     Days      Years         Years      Total
                                          ----         ----     ----      -----         -----      -----
 Interest-earning assets (1)
     Loans ...........................   $ 47,365   $  3,766    $ 44,083    $ 42,152   $ 21,105   $158,471
     Securities available-for-sale ...         --         --         102       8,654     35,927     44,683
     Time deposits in other banks ....        231         --          --          --         --        231
     Federal funds sold ..............      6,220         --          --          --         --      6,220
                                         --------   --------    --------    --------   --------   --------
                                           53,816      3,766      44,185      50,806     57,032    209,605
                                         --------   --------    --------    --------   --------   --------
Interest-bearing liabilities (2)
     Demand deposits (3) .............     10,084     10,084      10,084          --         --     30,252
     Savings deposits (3) ............      7,372      7,371       7,371          --         --     22,114
     Time deposits ...................     10,436     23,676      51,166      16,200         --    101,478
     Other short-term borrowings (3) .      1,321      1,320       1,320          --         --      3,961
     Long-term debt ..................      5,350      9,500          --      10,500         92     25,442
                                         --------   --------    --------    --------   --------   --------
                                           34,563     51,951      69,941      26,700         92    183,247
                                         --------   --------    --------    --------   --------   --------
   Interest sensitivity gap ..........   $ 19,253   $(48,185)   $(25,756)   $ 24,106   $ 56,940   $ 26,358
                                         ========   ========    ========    ========   ========   ========
   Cumulative interest sensitivity gap   $ 19,253   $(28,932)   $(54,688)   $(30,582)  $ 26,358
                                         ========   ========    ========    ========   ========


Ratio of interest-earning assets to
     Interest-bearing liabilities.....      1.56        0.07        0.63        1.90    619.91

Cumulative ratio......................      1.56        0.67        0.65        0.83      1.14


Ratio of cumulative gap to total
     Interest-earning assets..........      0.09       (0.14)      (0.26)      (0.15)     0.13


(1)  Excludes nonaccrual loans and securities

(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.

(3) Demand and savings deposits and other short-term borrowings are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

         The above table indicates that in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of earning assets over interest-bearing liability of approximately $19.3 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $54.7 million. During this one-year time frame, 85% of all interest-bearing liabilities will reprice compared to 49% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread and the liability remain the same, thus impacting net interest income. Due to management's continued emphasis on profitability, many of the higher-yielding securities presented in the table above have call features, which may result in such securities having a shorter effective life. The long-term debt presented in this section is shown on its call date since management fully expects this debt to be called under the current interest rate environment. It should be noted that a matched interest-sensitive position by itself would not ensure maximum net interest income.

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

         Net interest income increased $222,000 or 2.27% to $10,023,000 from 1999 to 2000 and increased $1,761,000 or 21.90% to $9,801,000 from 1998 to 1999.
The increase in the net interest income from 1999 to 2000 and 1998 to 1999 is primarily due to increases in total loans.

         Interest income was $18,611,000 in 2000 which represented an increase of $1,343,000 or 7.78% over 1999 and $17,268,000 in 1999, which represented an increase of $2,934,000 or 20.46% over 1998. During 2000, loan interest income was $14,929,000 and increase of $2,098,000 or 16.35% from 1999. In 1999, loan interest income increased $1,418,000 to $12,831,000 from $11,413,000 in 1998.
Securities interest income decreased $226,000 or 6.05% from 1999 to 2000 and ended the year at $3,509,000. Interest income on securities increased $1,309,000 or 53.96% from 1998 to 1999. The changes in securities income were attributable to the average amounts of securities owned in each year. The average yields did not change significantly from year to year.

         Total interest expense increased by $1,121,000 or 15.0% in 2000 from 1999. The interest expense increase from 1999 to 2000 was due equally to increased volume and an approximate 50 basis point increase in average rates paid on total interest-bearing liabilities. Total interest expense reported at year-end 1999 was $7,467,000, an increase of $1,173,000 or 18.64% over 1998. The increase from 1998 to 1999 is primarily a result of an increase in interest-bearing liabilities.

         The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin decreased 11 basis points in 2000 from 4.92% at year-end 1999 to 4.81% at year-end 2000. The net interest margin decreased 36 basis points in 1999 to 4.92%. The net cost of funds, defined as interest expense divided by average-earning assets, increased 37 basis points to 4.12% at year-end 2000. The net cost of funds declined to 3.75% in 1999 from 4.14% in 1998. The yield on earning assets rose 26 basis points to 8.93% at year-end 2000. The yield on earning assets declined 75 basis points to 8.67% in 1999 from 9.42% in 1998.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interests rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. From 1999 to 2000, the interest rate spread decreased 19 basis points to 4.06%. From 1998 to 1999, the interest rate spread decreased 31 basis points to 4.25%.

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

              [The remainder of this page intentionally left blank]

     CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

                            Taxable Equivalent Basis

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                 2000                              1999                           1998
                                                 ----                              ----                           ----
                                      Average    Income/    Yield/      Average  Income/  Yield/       Average   Income/    Yield/
                                      Balance    Expense     Rate       Balance  Expense   Rate        Balance   Expense     Rate
                                      -------    -------     ----       -------  -------   ----        -------   -------     ----
                                                                            (Dollars in thousands)
ASSETS
  Earning assets:
  Loans, net of unearned
     income (1)...................   $156,707    $14,929    9.53%      $134,416 $12,831    9.55%     $ 107,393   $11,413    10.63%
  Securities:
  Taxable.........................     23,460      1,738    7.41         31,743   2,012    6.34         22,648     1,285     5.67
  Tax exempt......................     24,760      1,771    7.15         20,664   1,723    8.34         13,542     1,141     8.43
                                     --------    -------               -------- -------              ---------   -------
     Total securities.............     48,220      3,509    7.28         52,407   3,735    7.13         36,190     2,426     6.70
  Time deposits in
     other banks..................        576         21    3.65            785      45    5.73            636        27     4.25
  Federal funds sold..............      2,823        152    5.38         11,518     657    5.70          8,005       468     5.85
                                     --------    -------               -------- -------              ---------   -------
     Total interest-earning
       assets (2).................    208,326     18,611    8.93        199,126  17,268    8.67        152,224    14,334     9.42

  Noninterest-earning assets:
  Cash and due from banks.........      7,297                             7,569                         5,566
  Accrued interest and
     other assets.................     13,933                            16,055                        10,263
  Allowance for loan losses.......     (1,772)                           (1,917)                       (1,139)
                                     --------                          --------                      --------
     Total assets.................   $227,784                          $220,833                      $166,914
                                     ========                          ========                      ========

LIABILITIES AND SHAREHOLDERS'
  EQUITY

  Interest-bearing liabilities:
     Demand deposits..............   $ 29,685        608    2.05       $ 30,520     663    2.17      $  20,183       479     2.37
     Savings deposits.............     23,794        724    3.04         26,803     821    3.06         20,132       643     3.19
     Time deposits................     96,828      5,675    5.86         88,917   4,750    5.34         68,358     3,940     5.76
                                     --------    -------               -------- -------              ---------   -------
                                      150,307      7,007    4.66        146,240   6,234    4.26        108,673     5,062     4.66
     Other short-term
       borrowings.................      1,260         89    7.06            102       9    8.82            188        15     7.98
     Long-term debt...............     24,668      1,492    6.05         22,459   1,224    5.45         20,674     1,217     5.89
                                     --------    -------                ------- -------              ---------   -------
     Total interest-bearing
        liabilities...............    176,235      8,588    4.87        168,801   7,467    4.42        129,535     6,294     4.86
                                                 -------                        -------                          -------

Net interest income/net
  interest spread.................         --     10,023    4.06%                 9,801    4.25%                   8,040     4.56%
                                                            ====                           ====                             =====
  Noninterest-bearing liabilities:

  Demand deposits.................     25,796                            26,491                         19,081
  Accrued interest and
    other liabilities.............      5,025                             3,886                            870
  Shareholders' equity............     20,728                            21,655                         17,428
                                       ------                            ------                      ---------
  Total liabilities and
    shareholders' equity..........   $227,784                          $220,833                      $ 166,914
                                     ========                          ========                      =========

Net yield on earning assets.......                          4.81%                          4.92%                             5.28%
                                                            ====                           ====                             =====
Taxable equivalent adjustment:
  Loans...........................                    39                             41                               61
  Securities......................                   606                            591                              390
                                                 -------                        -------                          -------
     Total taxable equivalent
       adjustment.................                   645                            632                              451
                                                 -------                        -------                          -------

Net interest income...............               $ 9,378                        $ 9,169                          $ 7,589
                                                 =======                        =======                          =======

--------------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

                          RATE/VOLUME VARIANCE ANALYSIS

                            TAXABLE EQUIVALENT BASIS

                                             Average Volume            Change in Volume                Average Rate
                                       --------------------------   ------------------------    ---------------------------
                                          2000     1999     1998     2000-1999    1999-1998      2000      1999      1998
                                       --------------------------   -----------  -----------    -------  ---------  -------
                                                                   (Dollars in thousands)
EARNING ASSETS:
   Loans, net of unearned income (1) $ 156,707  $134,416 $ 107,393   $  22,291   $  27,023     9.53%     9.55%     10.63%
Securities:
   Taxable..........................    23,460    31,743    22,648      (8,283)      9,095     7.41      6.34       5.67
   Tax exempt.......................    24,760    20,664    13,542       4,096       7,122     7.15      8.34       8.43
                                     ---------  -------- ---------   ---------   ---------
     Total securities...............    48,220    52,407    36,190      (4,187)     16,217     7.28      7.13       8.70
Interest-bearing deposits with other
  banks  ...........................       576       785       636        (209)        149     3.65      5.73       4.25
Federal funds sold..................     2,823    11,518     8,005      (8,695)      3,513     5.38      5.70       5.85
                                     ---------  -------- ---------   ---------   ---------

     Total earning assets........... $ 208,326  $199,126 $ 152,224   $   9,200   $  46,902     8.93      8.67       9.42
                                     =========  ======== =========   =========   =========

INTEREST-BEARING LIABILITIES:
Deposits:

   Demand...........................  $ 29,685  $ 30,520 $  20,183   $    (835)  $  10,337     2.05      2.17       2.37
   Savings..........................    23,794    26,803    20,132      (3,009)      6,671     3.04      3.06       3.19
   Time.............................    96,828    88,917    68,358       7,911      20,559     5.86      5.34       3.76
                                      --------  -------- ---------   ---------   ---------
     Total deposits.................   150,307   146,240   108,673       4,067      37,567     4.66      4.26       4.66
Other short-term borrowings.........     1,260       102       188       1,158         (86)    7.06      8.82       7.98
Long-term borrowings................    24,668    22,459    20,674       2,209       1,785     6.05      5.45       5.89
                                      --------  -------- ---------    --------   ---------
     Total interest-bearing
       liabilities..................  $176,235  $168,801   129,535    $  7,434   $  39,266     4.87      4.42       4.86
                                      ========  ========  ========    ========   =========

Net interest income/net interest                                                               4.06      4.25       4.56
  spread............................

Net yield on earning assets.........                                                           4.81      4.92       5.23

Net cost of funds...................                                                           4.12      3.75       4.14


                                                                                        Variance Attributed to (1)
                                                                                  ------------------------------------
                                 Interest Income/Expense         Variance               2000              1999
                             ----------------------------  --------------------   ---------------   ------------------
                                 2000     1999     1998    2000-1999  1999-1998   Volume    Rate    Volume      Rate
                             --------- --------- --------  ---------- ---------   -------  ------   --------   -------
                                                               (Dollars in thousands)
EARNING ASSETS:
 Loans, net of unearned
   income (1).............  $14,929   $12,831   $11,413    $2,098     $1,418   $ 2,125      $ (27)   $ 2,663   $(1,245)

 Securities:
   Taxable ...............    1,738     2,012     1,285      (274)       727      (579)       305        562       165
   Tax exempt ............    1,771     1,723     1,141        48        582       314       (266)       594       (12)
                            -------   -------   -------    ------    -------   -------    -------    -------   -------
     Total securities ....    3,509     3,735     2,426      (226)     1,309      (265)        39      1,156       153
 Interest-bearing deposits
   with other banks.......       21        45        27       (24)        18       (10)       (14)         7        11
 Federal funds sold ......      152       657       468      (505)       189      (470)       (35)       201       (12)
                            -------   -------   -------    ------    -------   -------    -------    -------   -------
     Total earning assets    18,611    17,268    14,334     1,343      2,934     1,380        (37)     4,027    (1,093)
                            -------   -------   -------    ------    -------   -------    -------    -------   -------

INTEREST-BEARING LIABILITIES:
 Deposits:
   Demand................       608       663       479      (55)        184       (18)       (37)      227        (43)
   Savings...............       724       821       643      (97)        178       (92)        (5)      205        (27)
   Time deposits.........     5,675     4,750     3,940      925         810       442        483     1,114       (304)
                              -----     -----     -----      ---     -------   -------        ---    ------       ----
     Total deposits......     7,007     6,234     5,062      773       1,172       332        441     1,546       (374)

 Other short-term
   borrowings............        89         9        15       80         (6)        82         (2)       (7)         1
 Long-term borrowings....     1,492     1,224     1,217      268          7        126        142       101        (94)
                              -----     -----     -----      ---     ------    -------    -------     -----        ---
     Total interest-bearing
         liabilities....      8,588     7,467     6,294    1,121      1,173        540        581     1,640       (467)
                              -----     -----     -----    -----     ------    -------    -------    ------       ----


 Net interest income/net
   interest spread.......   $10,023    $9,801    $8,040    $222      $1,761    $   840    $  (618)   $2,387  $    (626)
                            =======    ======    ======    ====      ======    =======    =======    ======  =========


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

         Management believes that the $1,711,665 for December 31, 2000 and $1,849,356 for December 31, 1999 in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

              [The remainder of this page intentionally left blank]

         The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2000.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                    2000        1999         1998        1997          1996
                                                  --------    --------     --------   --------     -------
                                                                   (Dollars in thousands)

Allowance for loan losses at beginning of year    $  1,849    $  1,831    $  1,120    $    924    $    387
Loans charged off:
  Commercial, financial and agricultural ......         25          78           5         223          53
  Real Estate - mortgage ......................        113          39          46          --         157
  Consumer ....................................        713         856       1,454         542         298
                                                  --------    --------    --------    --------    --------
    Total loans charged off ...................        851         973       1,505         765         508
                                                  --------    --------    --------    --------    --------

Recoveries on loans previously charged off:

  Commercial, financial and agricultural ......          8          63           8          30          34
  Real Estate - mortgage ......................         14          54          27           2           6
  Consumer ....................................        356         377         305         267          78
                                                  --------    --------    --------    --------    --------
    Total recoveries ..........................        378         494         340         299         118
                                                  --------    --------    --------    --------    --------

Net loans charged off .........................        473         479       1,165         466         390

Additions due to acquisition ..................         --          --         464          --         363

Provision for loan losses .....................        336         497       1,412         662         564
                                                  --------    --------    --------    --------    --------

Allowance for loan losses at end of period ....   $  1,712    $  1,849    $  1,831    $  1,120    $    924
                                                  ========    ========    ========    ========    ========

Loans, net of unearned income, at end of period   $160,199    $139,706    $136,202    $ 96,631    $ 82,892

Average loans, net of unearned income,
  outstanding for the period ..................    156,707     134,416     107,393      88,559      67,667

Ratio of net charge-offs to net average loans .       0.30%        .36%       1.09%        .53%        .58%

         In evaluating the allowance, management also considers the historical loan loss experience of the Subsidiary Banks, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. The Subsidiary Banks have allocated their allowance for loan losses to specific loan categories as follows:


                         ALLOCATION OF LOAN LOSS RESERVE

                                                             DECEMBER 31,
                     ------------------------------------------------------------------------------------------------
                             2000                1999              1998               1997               1996
                     -------------------  ------------------  ----------------   ----------------  ------------------
                                  Percent            Percent           Percent           Percent              Percent
                       Amount    of Total   Amount  of Total  Amount  of Total  Amount  of Total    Amount   of Total
                       ------    --------   ------  --------  ------  --------  ------  --------    ------   --------
                                                       (Dollars in Thousands)
DOMESTIC LOANS
Commercial,
  financial and
  agricultural.....  $    575       34%        648    35%     $     15      1%      $325     29%     $  83      9%
Real estate -
  mortgage.........       676       39         185     10           55      3         11      1        231      25
Consumer...........       461       27       1,016     55        1,761     96        784     70        610      66
                     --------      ---     -------    ---     --------    ---    -------    ---      -----     ---

                     $  1,712      100%    $ 1,849    100%    $  1,831    100%   $ 1,120    100%     $ 924     100%
                     ========      ===     =======    ===     ========    ===    =======    ===      =====     ===

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

         The Company had nonperforming assets of approximately $2,319,000, $1,605,000, $1,145,000, and $1,748,000 as of December 31, 2000, 1999, 1998, and
1997, respectively.

         The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2000, 1999, 1998, and 1997.

                            NONPERFORMING ASSETS (1)

                                                                                  December 31,
                                                             ------------------------------------------------------
                                                                2000           1999          1998          1997
                                                             -----------   -----------   -----------    -----------
                                                                      (Amounts in thousands, except ratios)

Nonaccruing loans.........................................   $     1,728   $       873   $       515    $       850
Loans past due 90 days or more............................           198           426           354            748
Restructured loans........................................            --            --            --             --
                                                             -----------   -----------   -----------    -----------
   Total nonperforming loans..............................         1,926         1,299           869          1,598

Nonaccruing securities....................................            --            --            --             --
Other real estate.........................................           393           306           276            150
                                                             -----------   -----------   -----------    -----------

     Total................................................   $     2,319   $     1,605   $     1,145    $     1,748
                                                             ===========   ===========   ===========    ===========

Ratios:
   Loan loss allowance to total nonperforming assets......          0.738         1.152         1.600         0.641
                                                             ============  ============  ============   ===========
     Total nonperforming loans to total loans
        (net of unearned interest)........................          0.012         0.011         0.008         0.018
                                                             ============  ============  ============   ===========

     Total nonperforming assets to total assets...........          0.010         0.007         0.005         0.012
                                                             ============  ============  ============   ===========

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

------------
(1)  Information as of December 31, 1996, is not readily available.

NONINTEREST INCOME

         Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of securities are included in noninterest income. Total noninterest income increased by $313,000 or 10.09% for the year ended December 31, 2000 as compared to 1999. Total noninterest income increased by $819,000 or 35.87% for the year ended December 31, 1999 as compared to 1998.

         During 2000, income derived from service charges on deposit accounts declined $7,000 or 0.49% to $1,416,000. A $251,000 or 21.42% increase in fee income from service charges on deposit accounts was noted from 1998 to 1999. Nonrecurring items of noninterest income include sales of securities. Included in noninterest income are gains (losses) on sales of securities of $(1,142), $39,000, and $60,000 in 2000, 1999, and 1998. In 2000, the Company had $285,000
of income from earnings in cash surrender value of various life insurance policies compared to $265,000 for 1999 and $173,000 for 1998.

         The table below sets forth the Company's noninterest income for the periods indicated.

                               NONINTEREST INCOME

                                                      December 31,                Percent Change
                                             ----------------------------    ----------------------
                                              2000       1999       1998     2000/1999    1999/1998
                                             ------     ------     ------    ---------    ---------
                                                              (Amounts in thousands)
Service charges on deposits................. $1,416     $1,423     $1,172      (0.49)%      21.42%
Insurance commissions.......................  1,399      1,129        574      23.91        96.69
Securities gains (losses)...................     (1)        39         60    (102.56)      (35.00)
Earnings on cash surrender value
   life insurance...........................    285        265        173       7.55        53.18
Other.......................................    316        246        305      28.46       (19.34)
                                             ------     ------     ------

                                             $3,415     $3,102     $2,284      10.09%       35.81%
                                             ======     ======     ======

NONINTEREST EXPENSES

         From 1999 to 2000, noninterest expense increased $358,000 or 41.16% and from 1998 to 1999, noninterest expense increased $1,531,000 or 21.7%. A $179,000 or 4.10% increase in salaries and benefits was noted from 1999 to 2000. For 1999, salaries and benefits expense was $4,363,000, an increase of $608,000 or 16.2% over 1998. The increase in 1999 and 1998 were mostly attributable to the merger during the third quarter of 1998, while the lesser 2000 increase can be attributed to the Company's maturing and experienced personnel.

         For 2000, occupancy and equipment expense was $1,534,000, an increase of $123,000 or 8.72% over 1999. Occupancy and equipment expense rose $363,000 or 34.6% from 1998 to 1999. The 2000 and 1999 expense increases were a result of additional property and equipment being added during those years.

         Other noninterest expenses increased at normal yet comparable rates from 1999 to 2000 and also realized slight increases due to the normal cost of operating a business. The larger increase from 1998 to 1999 includes the effects of the business combination in the third quarter of 1998.

         The table below sets forth the Company's noninterest expenses for the periods indicated.

                              NONINTEREST EXPENSES

                                   Years Ended December 31,    Percent Change
                                   ------------------------    --------------
                                   2000     1999      1998  2000/1999  1999/1998
                                   ----     ----      ----  ---------  ---------
                                              (Amounts in thousands)

Salaries and employee benefits    $4,542   $4,363   $3,755    4.10%    16.2%
Occupancy and equipment expense    1,534    1,411    1,048    8.72     34.6
Professional fees .............      614      596      404    3.02     47.5
Director and committee fees ...      347      295      169   17.63     74.6
Supplies ......................      245      257      206   (4.67)    24.8
Advertising ...................      188      191      189   (1.57)     1.1
Insurance .....................      178      179       87   (0.56)   105.7
Postage .......................      138      149      148   (7.38)     0.7
Amortization expense ..........      127      130      175   (2.31)   (25.7)
Regulatory fees and assessments      121       99      102   22.22     (2.9)
Other .........................      921      927      783   (0.65)    18.4
                                  ------   ------   ------
  Total ......................... $8,955   $8,597   $7,066    4.16%   21.7%
                                  ======   ======   ======
INCOME TAXES

         Income tax expense increased $155,000 or 22.3%, to $849,000 for the year ended December 31, 2000. The effective tax rate as a percentage of pretax income was 24.2% in 2000, 21.8% in 1999, and 19.1% in 1998. The statutory federal rate was 34.0% during 2000, 1999, and 1998. The lower effective tax rate is primarily attributable to the Company's investment in tax-advantaged assets. For further information concerning the provision for income taxes, refer to Note 15, Income Taxes, of the "Notes to Consolidated Financial Statements."

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

         The primary objective of Asset/Liability Management at Frontier is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years. At December 31, 2000, Frontier's cumulative gap is -26% in the 1-year time frame.

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

         Frontier uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of Frontier's net interest income and shareholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income. The estimated impact on Frontier's net interest income before provision for loan loss sensitivity over a one-year time horizon is shown below. Such analysis assumes a sustained parallel shift in interest rates and the Company's estimate of how interest-bearing transaction accounts will reprice in each scenario. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.

                                                         Percentage Increase
                                                       (Decrease) in Interest
                                                        Income/Expense Given
                                                        Interest Rate Shifts
                                                    ---------------------------
                                                      Down 200        Up 200
                                                     Basis Points  Basis Points
                                                    -------------  ------------
December 31, 2000
 Projected change in:

  Interest income .............................         (3.89)%         3.80%
  Interest expense ............................          2.88           2.88

  Net interest income .........................         (5.09)          4.89

YEAR 2000

         The Company experienced no operating interruptions or other disturbances due to Year 2000 events. The Company resolved its Year 2000 date recognition issues through either the replacement of existing systems with Year 2000-ready-systems or by reprogramming existing systems.

OTHER ACCOUNTING ISSUES

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

              [The remainder of this page intentionally left blank]

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE(S)

Independent Auditor's Report ......................................   35

Consolidated Statements of Financial
   Condition as of December 31, 2000 and 1999 .....................   36

Consolidated Statements of Income for the Years Ended

   December 31, 2000, 1999, and 1998 ..............................   37

Consolidated Statements of Shareholders' Equity for the Years Ended

   December 31, 2000, 1999, and 1998 ..............................   38

Consolidated Statements of Cash Flows for the Years Ended

   December 31, 2000, 1999, and 1998 ..............................   39

Notes to Consolidated Financial Statements ........................   40

Quarterly Results (Unaudited) .....................................   70

                    SCHAUER, TAYLOR, COX, VISE & MORGAN, P.C.

                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

                               150 OLDE TOWNE ROAD

                            BIRMINGHAM, ALABAMA 35216

DOUGLAS B. SCHAUER, CPA        TELEPHONE - 205.822.3488     STEVEN W. BROWN, CPA
EDWARD R. TAYLOR, CPA            WATS - 800.466.3488         M. BRYANT KING, CPA
W. ERNEST COX, CPA FAX - 205.822.3541 OR 205.822.0645 RAYMOND A. PATTON, CPA DONALD G. VISE, CPA EMAIL - FIRM@SCHAUERTAYLOR.COM RUSSELL D. PAYNE, CPA
PHILLIP D. MORGAN, CPA                                     STEVEN D. MILLER, CPA

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders
Frontier National Corporation and Subsidiaries
Sylacauga, Alabama

We have audited the accompanying consolidated statements of financial condition of Frontier National Corporation (an Alabama corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier National Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Birmingham, Alabama
January 12, 2001

                                       SCHAUER, TAYLOR, COX, VISE & MORGAN, P.C.

         MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS,
    SEC PRACTICE SECTION AND ALABAMA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999

                                                                                       2000              1999
                                                                                    ------------       ----------
ASSETS
   Cash and due from banks .....................................................   $   4,847,281    $   6,902,010
   Interest-bearing deposits with other banks ..................................         231,466          102,066
   Federal funds sold ..........................................................       6,220,000        6,640,000

   Securities available-for-sale ...............................................      44,683,224       50,357,787

   Loans, net of unearned income ...............................................     160,199,121      139,706,383
   Allowance for loan losses ...................................................      (1,711,665)      (1,849,356)
                                                                                   -------------    -------------
     NET LOANS .................................................................     158,487,456      137,857,027

   Premises and equipment, net .................................................       8,458,207        6,806,237
   Accrued interest ............................................................       1,861,978        1,651,255
   Cash surrender value on life insurance ......................................       5,330,815        5,073,986
   Intangibles, net ............................................................       1,370,180        1,497,013
   Foreclosed real estate ......................................................         392,582          305,965
   Other assets ................................................................         916,639        2,021,807
                                                                                   -------------    -------------

       TOTAL ASSETS ............................................................   $ 232,799,828    $ 219,215,153
                                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:
     Noninterest-bearing .......................................................   $  24,126,119    $  24,512,607
     Interest-bearing ..........................................................     153,844,037      147,914,373
                                                                                   -------------    -------------
       TOTAL DEPOSITS ..........................................................     177,970,156      172,426,980

   Dividends payable ...........................................................         436,152          438,697
   Accrued interest ............................................................       1,158,688          925,364
   Short-term borrowings .......................................................       3,961,078           85,954
   Long-term debt ..............................................................      25,442,000       24,042,000
   Other liabilities ...........................................................         861,209        1,104,973
                                                                                   -------------    -------------
       TOTAL LIABILITIES .......................................................     209,829,283      199,023,968
                                                                                   -------------    -------------

SHAREHOLDERS' EQUITY
   Common stock, par value $.001 per share, 10,000,000 shares authorized,
     3,497,497 shares issued of which 3,421,953 were outstanding at December 31,
     2000 and 3,414,357 were outstanding at December 31, 1999 ..................           3,498            3,498
   Capital surplus .............................................................      14,239,609       14,263,104
   Retained earnings ...........................................................       9,684,470        8,774,744
   Treasury stock, 75,544 and 83,140 shares at cost ............................      (1,046,547)      (1,170,483)
   Accumulated other comprehensive income: net unrealized holding gains
     (losses) on securities available-for-sale, net of deferred income tax .....          89,515       (1,679,678)
                                                                                   -------------    -------------
       TOTAL SHAREHOLDERS' EQUITY ..............................................      22,970,545       20,191,185
                                                                                   -------------    -------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................   $ 232,799,828    $ 219,215,153
                                                                                   =============    =============

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                      2000            1999             1998
                                                 ------------     -----------    -------------
INTEREST INCOME
   Interest and fees on loans ................   $ 14,889,949    $ 12,788,487    $ 11,351,459
   Interest and dividends on securities
     Taxable securities ......................      1,612,396       1,902,010       1,154,559
     Nontaxable securities ...................      1,164,987       1,133,587         750,981
     Dividends on securities .................        125,533         110,182         130,711
   Interest on deposits with other banks .....         20,653          44,730          26,795
   Interest on federal funds sold ............        152,580         657,485         468,259
                                                 ------------    ------------    ------------
       TOTAL INTEREST INCOME .................     17,966,098      16,636,481      13,882,764
                                                 ------------    ------------    ------------

INTEREST EXPENSE
   Deposits ..................................      7,007,287       6,234,402       5,062,595
   Federal funds purchased and securities sold
     under repurchase agreements .............         89,320           8,754          12,820
   Notes payable .............................      1,491,757       1,223,924       1,218,791
                                                 ------------    ------------    ------------
       TOTAL INTEREST EXPENSE ................      8,588,364       7,467,080       6,294,206
                                                 ------------    ------------    ------------

Net interest income ..........................      9,377,734       9,169,401       7,588,558
Provision for loan losses ....................       (335,784)       (497,388)     (1,412,295)
                                                 ------------    ------------    ------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES ...........................      9,041,950       8,672,013       6,176,263

NONINTEREST INCOME
   Service charges and other fees ............      1,415,826       1,423,287       1,172,108
   Commission income .........................      1,398,769       1,128,910         573,864
   Securities gains (losses) .................         (1,142)         39,023          60,172
   Other .....................................        601,797         510,395         477,765
                                                 ------------    ------------    ------------
       TOTAL NONINTEREST INCOME ..............      3,415,250       3,101,615       2,283,909

NONINTEREST EXPENSES
   Salaries and benefits .....................      4,542,124       4,363,457       3,755,462
   Net occupancy and equipment expense .......      1,534,051       1,410,810       1,047,667
   Amortization expense ......................        126,833         129,829         174,738
   Other operating expenses ..................      2,752,109       2,692,910       2,088,630
                                                 ------------    ------------    ------------
       TOTAL NONINTEREST EXPENSES ............      8,955,117       8,597,006       7,066,497
                                                 ------------    ------------    ------------

Income before income taxes ...................      3,502,083       3,176,622       1,393,675
Provision for income taxes ...................       (848,998)       (693,682)       (265,859)
                                                 ------------    ------------    ------------

NET INCOME ...................................   $  2,653,085    $  2,482,940    $  1,127,816
                                                 ============    ============    ============

EARNINGS PER COMMON SHARE
   Basic .....................................   $       0.78    $       0.72    $       0.39
   Diluted ...................................           0.76            0.71            0.39

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic .....................................      3,417,783       3,450,628       2,861,619
   Diluted ...................................      3,487,977       3,485,342       2,882,865

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                              Accumulated
                                                                                                Other            Total
                                  Common          Capital       Retained        Treasury     Comprehensive    Shareholders'
                                   Stock          Surplus       Earnings          Stock         Income            Equity
                                   -----          -------       --------          -----         ------            ------
Balance at
   January 1, 1998 .....   $      1,705    $  5,533,335    $  9,649,418    $ (1,409,957)   $    293,317    $ 14,067,818
Net income 1998 ........             --              --       1,127,816              --              --       1,127,816
Effect of business
   combinations, net
   of tax of $108,319 ..             --              --              --              --         210,266         210,266
Unrealized gains on
   securities available-
   for-sale, net of
   reclassification
   adjustment, net of
   tax of $18,723 ......             --              --              --              --          26,831          26,831
                                                                                                           ------------
Comprehensive income ...             --              --              --              --              --       1,364,913
                                                                                                           ------------
Cash dividends .........             --              --      (1,227,822)             --              --      (1,227,822)
Effect of business
   combinations ........            864       8,582,222         (81,757)             --              --       8,501,329
Retirement of
   treasury stock ......           (247)             --      (1,409,710)      1,409,957              --              --
Purchase of treasury
   stock ...............             --              --              --        (368,000)             --        (368,000)
Proceeds from exercise
   of options ..........             10         149,990              --              --              --         150,000
                           ------------    ------------    ------------    ------------    ------------    ------------

Balance at
   December 31,1998 ....          2,332      14,265,547       8,057,945        (368,000)        530,414      22,488,238
Net income 1999 ........             --              --       2,482,940              --              --       2,482,940
Unrealized losses on
   securities available-
   for-sale, net of
   reclassification
   adjustment, net of
   tax of $1,301,941 ...             --              --              --              --      (2,210,092)     (2,210,092)
                                                                                                           ------------
Comprehensive income ...             --              --              --              --              --         272,848
                                                                                                           ------------
Effect of stock split ..          1,166              --          (1,166)             --              --              --
Cash dividends .........             --              --      (1,764,975)             --              --      (1,764,975)
Purchase of treasury
   stock ...............             --              --              --        (884,637)             --        (884,637)
Issuance of treasury
   stock ...............             --          (2,443)             --          82,154              --          79,711
                           ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT
   DECEMBER 31, 1999 ...          3,498      14,263,104       8,774,744      (1,170,483)     (1,679,678)     20,191,185
NET INCOME 2000 ........             --              --       2,653,085              --              --       2,653,085
UNREALIZED GAINS ON
   SECURITIES AVAILABLE-
   FOR-SALE, NET OF
   RECLASSIFICATION
   ADJUSTMENT, NET OF
   TAX OF $1,062,797 ...             --              --              --              --       1,769,193       1,769,193
                                                                                                           ------------
COMPREHENSIVE INCOME ...             --              --              --              --              --       4,422,278
                                                                                                           ------------
CASH DIVIDENDS .........             --              --      (1,743,359)             --              --      (1,743,359)
PURCHASE OF TREASURY
   STOCK ...............             --              --              --         (38,500)             --         (38,500)
ISSUANCE OF TREASURY
   STOCK ...............             --         (23,495)             --         162,436              --         138,941
                           ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT
   DECEMBER 31, 2000       $      3,498  $   14,239,609 $    9,684,470  $   (1,046,547)     $    89,515  $    22,970,545
                           ============  ============== ==============  ==============      ===========  ===============

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                        2000               1999             1998
                                                                 ----------------   ---------------    ---------------
OPERATING ACTIVITIES
   Net income................................................    $      2,653,085   $     2,482,940    $     1,127,816
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation, amortization and accretion, net.........             733,472           786,361            649,165
       Provision for loan losses.............................             335,784           497,388          1,412,295
       (Gain) loss on disposal of assets.....................              (5,896)               --             25,967
       Deferred income taxes.................................              88,000           (44,000)          (124,907)
       Realized security (gains) losses, net.................               1,142           (39,023)           (60,172)
       (Gain) loss on disposition of foreclosed
         real estate.........................................              13,574            34,349               (179)
     Increase in accrued interest receivable.................            (210,723)         (152,274)          (117,861)
     Increase (decrease) in accrued interest payable.........             233,324            40,345           (184,546)
     Other, net..............................................            (515,048)          968,430           (593,387)
                                                                 ----------------   ---------------    ---------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES.............           3,326,714         4,574,516          2,134,191
                                                                 ----------------   ---------------    ---------------

INVESTING ACTIVITIES
   Proceeds from sales and maturities of securities
     available-for-sale......................................           8,782,627        22,786,159         17,928,633
   Purchases of securities available-for-sale................            (250,000)      (24,837,868)       (26,949,494)
   Net (increase) decrease in loans to customers.............         (21,297,027)       (4,147,744)         7,573,698
   Capital expenditures, net.................................          (2,312,375)       (1,719,694)        (1,429,723)
   Proceeds from disposition of foreclosed real estate.......             229,351           100,050             62,353
   Cash received in acquisitions, net........................                  --                --          4,422,156
                                                                 ----------------   ---------------    ---------------
       NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES................................         (14,847,424)       (7,819,097)         1,607,623
                                                                 ----------------   ---------------    ---------------

FINANCING ACTIVITIES
   Net increase (decrease) in deposits.......................           5,543,176          (948,234)        11,133,726
   Net increase (decrease) in short-term borrowings..........           3,875,124            85,954           (108,303)
   Proceeds from sale of treasury stock......................             138,941            79,711                 --
   Purchases of treasury stock...............................             (38,500)         (884,637)          (368,000)
   Cash dividends............................................          (1,743,360)       (1,764,975)        (1,227,822)
   Issuance of long-term debt................................           2,500,000         5,500,000          5,015,384
   Repayment of long-term debt...............................          (1,100,000)          (15,384)       (10,500,000)
   Issuance of common stock..................................                  --                --            217,014
                                                                 ----------------   ---------------    ---------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES...............           9,175,381         2,052,435          4,161,999
                                                                 ----------------   ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS...............................................          (2,345,329)       (1,192,146)         7,903,813
Cash and Cash Equivalents at Beginning of Year...............          13,644,076        14,836,222          6,932,409
                                                                 ----------------   ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.....................    $     11,298,747   $    13,644,076    $    14,836,222
                                                                 ================   ===============    ===============

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999, AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Frontier National Corporation (the "Company") and its subsidiaries operate predominantly in the domestic commercial banking industry in East Central Alabama. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practice within the banking industry. The following summarizes the most significant of these policies. The Company has two bank subsidiaries: Frontier National Bank, Sylacauga, Alabama and Frontier National Bank, Lanett, Alabama. The Banks operate branches in Talladega and Chambers counties, Alabama. Their primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and middle-income individuals. Frontier Finance Company, Inc. formerly, Frontier Financial Services, Inc., a wholly-owned subsidiary of Frontier National Bank, Sylacauga, Alabama, makes small consumer loans and has offices located in Central Alabama. Frontier Financial Services, Inc. formerly, Frontier Agency, Inc., a wholly-owned subsidiary of Frontier National Bank, Sylacauga, Alabama, sells and services insurance products aimed at individuals and small to medium sized businesses at two offices located in Central Alabama. Frontier National Corporation is the surviving parent company following the business combination of August 31, 1998 (see Note 2).

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Frontier National Corporation and its wholly-owned subsidiaries: Frontier National Bank, Sylacauga, Alabama, Frontier National Bank, Lanett, Alabama, and Frontier Finance Company, Inc. (referred to herein as the "Bank's"), and Frontier Financial Services, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

SECURITIES

Securities are classified as either held-to-maturity, available-for-sale or trading.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999, AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999, AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2000, 1999, and 1998.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999, AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                        DECEMBER 31, 2000, 1999, AND 1998


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

INTANGIBLES

Intangibles consist primarily of goodwill associated with the acquisition of banking and insurance operations. Intangibles are being amortized over periods of fifteen years using the straight-line method.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the ordinary course of business the Banks have entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Banks have available as a source of financing a line of credit of $50,060,000 with the Federal Home Loan Bank of Atlanta of which $21,018,000 was available and unused.

The Banks also have available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines totaling $14,000,000.

SEGMENT INFORMATION

All of the Bank's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

RECLASSIFICATIONS

Certain amounts in 1999 and 1998 have been reclassified to conform with the 2000 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999, AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STATEMENTS OF CASH FLOWS

The Company includes cash, due from banks and certain cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2000.

                                                         Years Ended December 31,
                                               ----------------------------------------
                                                   2000          1999           1998
                                               -----------   -----------    -----------

Cash paid during the year for interest .....   $ 8,355,040   $ 7,426,735    $ 6,082,143

Cash paid during the year for income taxes .     1,152,352       210,450        450,648

NON-CASH DISCLOSURES:

Loans transferred to foreclose real estate .       404,776       224,983        206,493

Proceeds from sale of foreclosed real estate
  financed through loans ...................        55,500            --             --

Net increase (decrease) in unrealized
  gains and losses on securities
  available-for-sale .......................     2,831,990    (3,512,033)       326,693

Assets acquired in business combinations ...            --            --     75,874,317

Liabilities assumed in business combinations            --            --     67,229,736

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in statements of shareholders' equity.

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income are as follows:

                                                                Years Ended December 31,
                                                     --------------------------------------------
                                                          2000             1999           1998
                                                     -------------    -------------    ----------
   Unrealized holding gains (losses) arising
     during the period............................   $   2,830,848    $  (3,473,010)   $  386,865
   Reclassification adjustments for
     (gains) losses included in net income........           1,142          (39,023)      (60,172)
                                                     -------------    -------------    ----------
   Net unrealized gains (losses)..................       2,831,990       (3,512,033)      326,693
   Income tax related to items of other
     comprehensive income.........................      (1,062,797)       1,301,941       (89,596)
                                                     -------------    -------------    ----------

   Other comprehensive income (loss)..............   $   1,769,193    $  (2,210,092)   $  237,097
                                                     =============    =============    ==========

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

                                                                 2000           1999          1998
                                                             -----------   ------------  ------------

Weighted average of common shares outstanding.............     3,417,783      3,450,628     2,861,619
Effect of dilutive options................................        70,194         34,714        21,246
                                                            ------------   ------------  ------------
Weighted average of common shares outstanding effected
  for dilution............................................     3,487,977      3,485,342     2,882,865
                                                            ============   ============  ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 2 - BUSINESS COMBINATIONS

On August 31, 1998, Valley National Corporation and subsidiary ("VNC") of Lanett, Alabama currently, Frontier National Bank, Lanett, merged with and into First National Sylacauga Corporation ("FNSC") of Sylacauga, Alabama currently, Frontier National Corporation. The merger was accounted for as a reverse acquisition of VNC by FNSC under the purchase method of accounting due to FNSC shareholders representing a majority of ownership subsequent to the merger. The financial statements reflect the ongoing operations of FNSC combined with the accounts of VNC as of the merger date and thereafter. Upon the consummation of the merger, the surviving parent company changed its name to Frontier National Corporation ("FNC"). Operating results and balance sheet information prior to the merger reflect only the balances of FNSC.

The following is summary operating information for FNC showing the effect of the business combination between FNSC and VNC described in the preceding paragraph for the year ended December 31, 1998.

                                          As            Effect of    (Pro Forma)
                                       Reported         Purchase        Results
                                       ---------        --------       ---------
As of December 31, 1998:
  Interest income ................   $13,882,764     $ 3,701,200     $17,583,964
  Interest expense ...............     6,294,206       1,811,561       8,105,767
  Net interest income ............     7,588,558       1,889,639       9,478,197
  Provision for loan losses ......     1,412,295          82,124       1,494,419
  Noninterest income .............     2,283,909         464,367       2,748,276
  Noninterest expense ............     7,066,497       1,566,199       8,632,696
  Provision for income taxes .....       265,859         195,719         461,578
  Net income ....................      1,127,816         509,964       1,637,780

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 2 - BUSINESS COMBINATIONS - CONTINUED

On November 23, 1998, Frontier Financial Services, Inc. purchased two insurance agencies. Brown Insurance Agency located in Sylacauga, Alabama was purchased with cash and accounted for by the purchase method of accounting. Wright-Sprayberry, Inc. also located in Sylacauga, Alabama was purchased with 74,006 (adjusted for the 3-for-2 stock split in 1999) shares of Frontier National Corporation stock and accounted for by the pooling of interest method of accounting. All real estate was purchased with cash at fair market values. The Company's previously reported consolidated financial results have not been restated to include the effect of the acquisitions prior to their respective acquisition dates since the effect is not material.

On April 30, 1999, Frontier Financial Services, Inc. entered into an asset purchase agreement with the Lawrence-Jones Insurance and Real Estate Agency, Inc., whereas assets valuing $136,700 were purchased with cash. The proforma effects upon the current and prior years' operations has not been shown due to immateriality.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Subsidiary Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The average amount of those reserve balances required were approximately $1,105,000 and $1,235,000 at December 31, 2000 and 1999, respectively.

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 4 - SECURITIES

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2000 and 1999 were as follows:

                                              Gross        Gross      Estimated
                                Amortized  Unrealized   Unrealized      Fair
                                   Cost       Gains        Losses       Value
                                ---------  ----------   ----------    ---------
SECURITIES AVAILABLE-
  FOR-SALE:

 DECEMBER 31, 2000:
  U.S. GOVERNMENT AND AGENCY
   SECURITIES .............   $ 5,491,498   $     --   $    12,904   $ 5,478,594
  STATE AND MUNICIPAL
   SECURITIES .............    22,798,522    416,657       106,898    23,108,281
  CORPORATE DEBT SECURITIES     4,899,955     23,780        61,585     4,862,150
  MORTGAGE-BACKED
   SECURITIES .............     9,701,362     25,407       160,870     9,565,899
  EQUITY SECURITIES .......     1,668,300         --            --     1,668,300
                              -----------   --------   -----------   -----------

                              $44,559,637    465,844   $   342,257   $44,683,224
                              ===========    =======   ===========   ===========

December 31, 1999:
  U.S. Government and agency
   securities ..............  $ 7,007,087  $      --   $   284,375   $ 6,722,712
  State and municipal
   securities ..............   27,794,375    172,991     1,655,578    26,311,788
  Corporate debt securities.    5,851,449         --       300,299     5,551,150
  Mortgage-backed
   securities ..............   10,994,979         --       641,142    10,353,837
  Equity securities ........    1,418,300         --            --     1,418,300
                              -----------  ---------   -----------   -----------


                              $53,066,190  $ 172,991   $ 2,881,394   $50,357,787
                              ===========  =========   ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 4 - SECURITIES - CONTINUED

The contractual maturities of securities available-for-sale at December 31, 2000 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Amortized           Fair
                                                       Cost              Value
                                                   -----------       -----------
Due in one year or less ....................       $   100,000       $   102,030
Due from one year to five years ............         5,541,500         5,564,465
Due from five years to ten years ...........         6,584,954         6,550,798
Due after ten years ........................        30,664,883        30,797,631
Equity securities ..........................         1,668,300         1,668,300
                                                   -----------       -----------

    Totals .................................       $44,559,637       $44,683,224
                                                   ===========       ===========


Mortgage backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses from the sale or maturity of securities available-for-sale for the years ended December 31 are as follows:

                                         2000            1999            1998
                                       --------        --------        --------

Realized gains .................       $ 76,484        $ 54,018        $ 64,792
Realized (losses) ..............        (77,626)        (14,995)         (4,620)

Equity securities include a restricted investment in Federal Home Loan Bank stock which must be maintained to secure the available lines of credit. The amount of investment in this stock amounted to $1,452,100 and $1,202,100 at December 31, 2000 and 1999, respectively.

Securities pledged to secure public funds on deposit and for other purposes as required by law amounted to approximately $26,658,000 and $30,999,000 at December 31, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 5 - LOANS

The Banks grant loans to customers primarily in Talladega and Chambers County of East Central Alabama.

The major classification of loans as of December 31, 2000 and 1999 are as follows:

                                                       2000              1999
                                                   ------------      ----------

Commercial, financial and agricultural .......     $ 33,187,922     $ 27,615,809
Real estate - construction ...................       12,477,483        7,307,339
Real estate - mortgage .......................       93,354,299       81,991,257
Consumer .....................................       21,315,712       23,107,565
Other ........................................          934,927        1,959,060
                                                   ------------     ------------
                                                    161,270,343      141,981,030
Unearned income ..............................        1,071,222        2,274,647
Allowance for loan losses ....................        1,711,665        1,849,356
                                                   ------------     ------------

Net loans ....................................     $158,487,456     $137,857,027
                                                   ============     ============

Information about impaired loans as of and for the years ended December 31 is as follows:

                                                       2000         1999         1998
                                                   ----------   ----------   ----------
Loans receivable for which there is a related
   allowance for credit losses determined in
   accordance with FASB Statement No. 114,
   as amended ..................................   $1,464,005   $  561,106   $  310,137
Other impaired loans ...........................      264,140      268,309      263,734
                                                   ----------   ----------   ----------

     Total impaired loans ......................   $1,728,145   $  829,415   $  573,871
                                                   ==========   ==========   ==========

Average monthly balance of impaired loans (based
   on month-end balances) ......................   $1,187,903   $  736,604   $  746,908

Related allowance for credit losses ............      353,163      256,937      133,702

Interest income recognized on impaired loans ...       14,142       37,682       29,248

Total nonaccrual loans at December 31, 2000 and 1999 consisted of approximately $1,728,000 and $873,000, respectively. For the years ended December 31, 2000 and 1999, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $37,000 and $55,000, respectively. The Banks have no commitments to loan additional funds to the borrowers of non-accrual loans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998


NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for years ended December 31 are as follows:

                                          2000           1999           1998
                                      -----------    -----------    -----------

Balance at beginning of year ......   $ 1,849,356    $ 1,831,241    $ 1,120,012

Charge-offs .......................      (850,977)      (972,950)    (1,504,836)
Recoveries ........................       377,502        493,677        339,348
                                      -----------    -----------    -----------
   Net charge-offs ................      (473,475)      (479,273)    (1,165,488)

Provision for loan loss ...........       335,784        497,388      1,412,295

Addition due to acquisitions ......            --             --        464,422
                                      -----------    -----------    -----------

Balance at end of year ............   $ 1,711,665    $ 1,849,356    $ 1,831,241
                                      ===========    ===========    ===========


NOTE 7 - PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31 are as follows:

                                                       2000              1999
                                                   -----------       -----------

Land and improvements ......................       $ 1,905,650       $ 1,449,941
Buildings and improvements .................         5,906,481         4,745,736
Furniture and equipment ....................         6,335,815         5,598,845
Automobiles ................................           226,304           167,057
Construction in progress ...................            58,295           207,916
                                                   -----------       -----------
                                                    14,432,545        12,169,495
Less: Accumulated depreciation .............         5,974,338         5,363,258
                                                   -----------       -----------

  Premises and equipment, net ..............       $ 8,458,207       $ 6,806,237
                                                   ===========       ===========

The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 2000, 1999, and 1998 was $633,854, $554,339, and
$440,404, respectively.

NOTE 8 - DEPOSITS

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2000 and 1999 were $34,130,041 and $26,168,551. Time deposits of less than $100,000 totaled $67,348,223 and $67,549,655 at December 31, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 8 - DEPOSITS - CONTINUED

The maturities of time certificates of deposit and other time deposits issued by the Subsidiary Banks at December 31, 2000 is as follows:

    Years Ending December 31,
    -------------------------
        2001 ..............................................         $ 84,057,019
        2002 ..............................................           12,016,490
        2003 ..............................................            3,005,176
        2004 ..............................................            1,335,452
        2005 ..............................................            1,064,127
                                                                    ------------

        Total .............................................         $101,478,264
                                                                    ============


NOTE 9 - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2000 and 1999 consisted of the following:

                                                           2000          1999
                                                         ---------    ----------

     Securities sold under agreements to repurchase ... $1,900,000    $       --
     Term federal funds purchased .....................  2,000,000            --
     Treasury, tax & loan .............................     61,078        85,954
                                                        ----------    ----------

                                                        $3,961,078    $   85,954
                                                        ==========    ==========


Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                            2000           1999
                                                         ----------        ----
     Average balance during the year ..................  $  560,929        $ --
     Average interest rate during the year ............        6.32%         --
     Maximum month-end balance during the year ........  $2,000,000          --


U.S. Government and agency securities underlying the agreements at year end:

                                                  2000             1999
                                               ----------          ----
     Carrying value .......................    $1,989,375          $ --
     Estimated fair value .................     1,989,375            --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 10 - LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2000 and 1999:

                                                     2000          1999
                                               --------------   -----------
     Federal Home Loan Bank (FHLB) advances    $   25,442,000   $24,042,000
                                               ==============   ===========

The FHLB advances bear interest at rates ranging from 4.65% to 7.67%. The advances are payable at various maturities through April 2014. The notes are secured by all 1 - 4 family residential mortgages held by the Subsidiary Banks. Terms of the notes provide for significant penalties in the event of early repayment.

Maturities of long-term debt following December 31, 2000 are as follows:

  Years Ending December 31,
  -------------------------
     2001 ........................................          $   350,000
     2002 ........................................                   --
     2003 ........................................            2,500,000
     2004 ........................................            5,500,000
     2005 ........................................            2,500,000
     Thereafter ..................................           14,592,000
                                                            -----------
        Total ....................................          $25,442,000
                                                            ===========

NOTE 11 - SHAREHOLDERS EQUITY

At December 31, 2000 and 1999 Shareholders' Equity of the Company consisted of the following:

COMMON STOCK: At December 31, 2000 10,000,000 shares authorized, 3,497,497 shares issued and 3,421,953 outstanding with a par value of $0.001 per share. At December 31, 1999, 10,000,000 shares authorized, 3,497,497 shares issued and 3,414,357 outstanding with a par value of $0.001 per share.

CAPITAL SURPLUS: Represents the funds received in excess of par value upon the issuance of stock, net of issuance costs and the related effects of the stock dividend and business combination.

RETAINED EARNINGS: Represents the accumulated net earnings of the Company as reduced by dividends paid to shareholders, merger expenses and retirement of treasury stock.

TREASURY STOCK: Represents 75,544 and 83,140 shares of common stock at December 31, 2000 and 1999, respectively, at cost.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 11 - SHAREHOLDERS EQUITY - CONTINUED

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

Accumulated Other Comprehensive Income: Represents the change in equity during each period from the effects of unrealized holding gains and losses on securities available-for-sale, net of tax.

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

NOTE 12 - REGULATORY CAPITAL MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 2000.

As of December 31, 2000, the most recent notification from the applicable regulatory agencies categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Banks' category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 12 - REGULATORY CAPITAL MATTERS - CONTINUED

The Company's and Subsidiary Banks' actual capital amounts and ratios are also presented in the table.

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                     For Capital              Prompt Corrective
                                            Actual                Adequacy Purposes            Action Provisions
                                    ----------------------    ------------------------    -------------------------
                                      Amount       Ratio        Amount         Ratio        Amount        Ratio
                                    ----------   ---------    ----------     ---------    -----------   -----------
                                                                   (In thousands)
AS OF DECEMBER 31, 2000:

TOTAL CAPITAL
   CONSOLIDATED................     $    23,224     13.94%    $    13,327         8.00%   $    16,658        10.00%
   FRONTIER NATIONAL
     BANK, SYLACAUGA...........          13,148     12.34           8,524         8.00         10,655        10.00
   FRONTIER NATIONAL
     BANK, LANETT..............           7,118     11.85           4,805         8.00          6,006        10.00
TIER 1 CAPITAL
   CONSOLIDATED................          21,512     12.91           6,663         4.00          9,995         6.00
   FRONTIER NATIONAL
     BANK, SYLACAUGA...........          11,884     11.15           4,262         4.00          6,393         6.00
   FRONTIER NATIONAL
     BANK, LANETT..............           6,671     11.11           2,402         4.00          3,604         6.00
TIER 1 LEVERAGE
   CONSOLIDATED................          21,512      9.45           9,106         4.00         11,382         5.00
   FRONTIER NATIONAL
     BANK, SYLACAUGA...........          11,884      8.34           5,698         4.00          7,123         5.00
   FRONTIER NATIONAL
     BANK, LANETT..............           6,671      7.98           3,343         4.00          4,178         5.00

AS OF DECEMBER 31, 1999:

Total Capital
   Consolidated................     $    22,224     14.57%    $    12,206         8.00%   $    15,257        10.00%
   Frontier National
     Bank, Sylacauga...........          12,991     13.16           7,899         8.00          9,874        10.00
   Frontier National
     Bank, Lanett..............           7,277     13.79           4,193         8.00          5,241        10.00
Tier 1 Capital
   Consolidated................          20,375     13.35           6,103         4.00          9,154         6.00
   Frontier National
     Bank, Sylacauga...........          11,756     11.91           3,950         4.00          5,924         6.00
   Frontier National
     Bank, Lanett..............           6,672     12.73           2,096         4.00          3,144         6.00
Tier 1 Leverage
   Consolidated................          20,375      9.31           8,800         4.00         11,000         5.00
   Frontier National
     Bank, Sylacauga...........          11,756      8.56           5,492         4.00          6,866         5.00
   Frontier National
     Bank, Lanett..............           6,672      8.32           3,208         4.00          4,011         5.00

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 13 - STOCK OPTION PLANS

During 2000, the Company issued, at various times, a total of 176,500 options to purchase its common shares to its directors and key bank personnel. Each of the stock option agreements contain an option price ranging from $9.375 to $13.00, the market value of the shares at the time of issuance. Each set of options granted had an exercise period of ten years.

On August 24, 1998, the Company issued a total of 150,000 options (split adjusted) to purchase its common shares to its chief executive officer and its president. Each received 75,000 options. Each of the stock option agreements contain an option price of $6.67 per share (split adjusted), the market value of the shares at the time of issuance.

The following sets forth certain information regarding stock options for the years ended December 31, 2000, 1999, and 1998. Stock options have been adjusted to reflect the effects of the 3-for-2 split in 1999.

FIXED OPTIONS

                                             2000                       1999                         1998
                                    -----------------------   -------------------------   --------------------------
                                                 Weighted                     Weighted                   Weighted
                                                  Average                      Average                    Average
                                                 Exercise                     Exercise                   Exercise
                                      Shares       Price        Shares          Price        Shares        Price
                                     ---------  -----------   ----------    -----------   -----------   ------------
Outstanding at beginning of year.     135,000    $  6.67        135,000        $  6.67             --     $  0.00
Granted..........................     176,500       9.94             --           0.00        150,000        6.67
Exercised........................          --       0.00             --           0.00        (15,000)       6.67
Forfeited........................      (6,000)     10.12             --           0.00             --        0.00
                                     --------    -------       --------        -------      ---------     -------

Outstanding at end of year.......     305,500    $  8.49        135,000        $  6.67        135,000     $  6.67
                                     ========    =======       ========        =======      =========     =======

Exercisable at end of year.......     189,000    $  7.63        135,000        $  6.67        135,000     $  6.67
                                     ========    =======       ========        =======      =========     =======


                                                                  Expiration       Options
                                                    Number           Date        Exercisable
                                                    ------        ----------     -----------

Options with Exercise Price of $6.67.............   135,000       08-24-07         135,000
Options with Exercise Price of $9.375............    87,000       11-16-10          26,500
Options with Exercise Price of $10.125...........    71,000       04-17-10          22,500
Options with Exercise Price of $12.25............     3,500       07-17-10              --
Options with Exercise Price of $13.00............     7,500       09-28-10           5,000
Options with Exercise Price of $13.00............     1,500       07-26-10              --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 13 - STOCK OPTION PLANS - CONTINUED

If the Company had elected to recognize compensation cost for options granted in 2000, 1999, and 1998, based on the fair value of the options as permitted by SFAS No. 123, net income and earnings per share would have reduced to the pro forma amounts indicated below:

                                                                                 Years ended December 31,
                                                                       --------------------------------------------
                                                                           2000            1999           1998
                                                                       -------------  -------------  --------------
NET INCOME:

   As reported....................................................     $   2,653,085  $   2,482,940  $    1,127,816
   Pro forma......................................................         2,461,919      2,482,940       1,083,861

BASIC EARNINGS PER SHARE:

   As reported....................................................     $        0.78  $        0.72  $        0.39
   Pro forma......................................................              0.72           0.72           0.38

DILUTED EARNINGS PER SHARE:

   As reported....................................................     $        0.76  $        0.71  $        0.39
   Pro forma......................................................              0.71           0.71           0.38

These options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be 70,194, 34,714, and 21,246 greater than that used to calculate basic earnings per share for 2000, 1999, and 1998, respectively. There was a $.02 and $.01 dilutive effect on earnings per share for the years ended December 31, 2000 and 1999, respectively. There was no dilutive effect in 1998.

The Company's options outstanding have a weighted average contractual life of
8.76 years. The weighted average fair value of options granted in 2000 and 1998 was $5.85 and $0.73, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model for 2000 and 1999 grants and a fair value method for 1998 grants with the following assumptions:

                                                    2000      1999         1998
                                                  -------     ----      -------

Expected stock price volatility ..........           47.1%      --        None
Expected dividend yield ..................            5.50%     --        3.68%
Risk-free interest rate ..................            6.00%     --        6.00%
Expected option life .....................       7.5 years      --    10 years

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 13 - STOCK OPTION PLANS - CONTINUED

The effects of applying SFAS No. 123 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board.

NOTE 14 - OTHER OPERATING EXPENSES

The major components of other operating expenses included in noninterest expenses at December 31, 2000, 1999, and 1998 are as follows:

                                              2000          1999          1998
                                          ----------    ----------    ----------

Professional fees ....................    $  614,465    $  595,904    $  403,631
Director and committee fees ..........       346,650       295,086       168,700
Stationery and supplies ..............       244,759       257,336       205,761
Advertising ..........................       187,560       190,693       189,369
Insurance ............................       178,055       178,976        87,149
Postage ..............................       138,143       148,622       147,875
Correspondent bank charges ...........       122,261       126,114        89,803
Regulatory fees and assessments ......       120,739        99,075       101,665
Other ................................       799,477       801,104       694,677
                                          ----------    ----------    ----------
   Total other operating expenses ....    $2,752,109    $2,692,910    $2,088,630
                                          ==========    ==========    ==========


NOTE 15 - INCOME TAXES

Federal and state income taxes receivable (payable) as of December 31, 2000 and 1999, included in other assets and other liabilities, respectively, were as follows:

                                                   2000                  1999
                                                ---------             ---------
Current
   Federal .........................            $  36,857             $(316,047)

   State ...........................              (86,855)             (117,328)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 15 - INCOME TAXES - CONTINUED

The components of the deferred income tax asset included in other assets as of December 31, 2000 and 1999 are as follows:

                                                                                 2000           1999
                                                                            -----------    -----------
Deferred tax asset:
   Federal ..............................................................   $   835,127    $ 1,746,286
   State ................................................................       103,905        210,973
                                                                            -----------    -----------
     Total deferred income tax asset ....................................       939,032      1,957,259

Deferred tax liability:
   Federal ..............................................................      (533,088)      (419,429)
   State ................................................................       (94,016)       (75,105)
                                                                            -----------    -----------
     Total deferred income tax liability ................................      (627,104)      (494,534)
                                                                            -----------    -----------

Net deferred tax asset ..................................................   $   311,928    $ 1,462,725
                                                                            ===========    ===========

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                 2000           1999
                                                                            -----------    -----------

   Alternative minimum tax credit carryover .............................   $   247,855    $   241,171
   Net unrealized (gains) losses on securities available-for-sale .......       (34,072)     1,028,725
   Depreciation .........................................................      (592,701)      (493,318)
   Allowance for loan losses ............................................       488,165        514,552
   Deferred compensation ................................................       202,743        172,811
   Other ................................................................           (62)        (1,216)
                                                                            -----------    -----------

   Net deferred tax asset ...............................................   $   311,928    $ 1,462,725
                                                                            ===========    ===========

The components of income tax expense for the years ended December 31, 2000, 1999, and 1998 were as follows:

                               2000              1999               1998
                            ---------         ---------          ---------
Current

   Federal .............    $ 666,143         $ 660,553          $ 355,337
   State ...............       94,855            77,129             35,430

Deferred

   Federal .............       75,000           (75,000)           (93,534)
   State ...............       13,000            31,000            (31,374)
                            ---------         ---------          ---------

                            $ 848,998         $ 693,682          $ 265,859
                            =========         =========          =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 15 - INCOME TAXES - CONTINUED

Tax effects of securities transactions resulted in a decrease in income taxes for December 31, 2000 of $457. Tax effects of securities transactions resulted in an increase in income taxes for December 31, 1999 and 1998 of $15,609 and $24,069, respectively.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2000, 1999, and 1998:

                                                     2000       1999       1998
                                                   ------     ------     ------

Statutory federal income tax rate ..............    34.0%      34.0%      34.0%
Effect on rate of:
    Tax-exempt securities ......................   (11.3)     (12.1)     (18.3)
    Tax-exempt loan income .....................    (0.7)      (0.9)      (2.8)
    Interest expense disallowance ..............     1.6        1.5        2.8
    Insurance cash surrender value increase ....    (2.8)      (2.8)      (3.4)
    Goodwill amortization ......................     0.9        1.0        2.3
    State income tax, net of federal tax benefit     2.2        2.6       (0.6)
    Other ......................................     0.3       (1.5)       5.1
                                                   -----      -----      -----

Effective income tax rate ......................    24.2%      21.8%      19.1%
                                                   =====      =====      =====

NOTE 16 - RETIREMENT PLANS

The Company and its subsidiaries have established a 401(k) profit-sharing plan covering substantially all employees, subject to eligibility requirements. Employees may defer a percentage of their compensation, subject to maximum limitations, with matching employer contributions subject to limitations. The Company and its subsidiaries may also make discretionary contributions on an annual basis. Total retirement expense under this plan included in salary and benefits for the years ended December 31, 2000, 1999, and 1998 was $107,637, $157,076, and $83,499, respectively.

The Company and its subsidiaries have also entered into a deferred compensation agreement with a director and salary continuation plans with certain executive officers to provide for continued compensation upon retirement. The present value of the estimated liability under the plans is being accrued over the expected remaining years of service.

The present value of both plan's accrued benefits amounted to $506,858 and $432,026 at December 31, 2000 and 1999, respectively. The plans are financed through life insurance policies owned by the Subsidiary Banks and provide monthly income to the covered individuals if they remain in service until age 65 by the Subsidiary Banks. (Reduced amounts are payable if employment terminates prior to age 65). The expense of the plans was $67,922, $146,897, and $134,524 in 2000, 1999, and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 17 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements.

A summary of the Company's commitments and contingent liabilities at December 31, 2000 and 1999, is approximately as follows:

                                                          Contract or
                                                        Notional Amount
                                                  ------------------------------
                                                     2000               1999
                                                  -----------        -----------

Commitments to extend credit .............        $ 9,235,000        $ 8,447,000
Credit card commitments ..................          1,384,000          1,777,000
Standby letters of credit ................            254,000            265,000
                                                  -----------        -----------

  Totals .................................        $10,873,000        $10,489,000
                                                  ===========        ===========


Commitments to extend credit, credit card arrangements, commercial letters of credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the statement of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. Management does not anticipate any material losses as a result of these commitments.

NOTE 18 - CONCENTRATIONS OF CREDIT

All of the Banks' loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Banks. Investments in state and municipal securities also involve governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in note 5. The commitments to extend credit relate primarily to unused commercial lines of credit. Commercial and standby letters of credit were granted primarily to commercial borrowers.

The Company maintains its cash accounts at various commercial banks in Alabama, Georgia and Tennessee. The total cash balances in commercial banks are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $73,284 at December 31, 2000. There were no uninsured balances held at other commercial banks at December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 19 - LEASES

The Company leased office space and equipment under various operating leases during 2000, 1999, and 1998. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2000, 1999, and 1998, rental expense for such leases was $104,238, $127,228, and $94,334, respectively.

Future minimum lease payments under noncancellable operating leases at December 31, 2000 are as follows:

   Years Ending December 31,

     2001 ...............................................           $48,538
     2002 ...............................................            19,838
     2003 ...............................................             8,628
                                                                    -------

     Total minimum lease payments .......................           $77,004
                                                                    =======


NOTE 20 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

The Banks are subject to dividend restrictions set forth by their regulators. Under such restrictions, the Banks may not, without the prior approval of their regulators declare dividends in excess of the sum of the current year's earnings plus the retained net earnings from the preceding two years. In January 1998, Frontier National Bank, Sylacauga requested permission from the Office of the Comptroller of Currency ("OCC") to pay a special dividend of $2,300,000 to Frontier National Corporation in order to pay off a note payable to National Bank of Commerce. Frontier National Bank, Sylacauga received permission from the OCC on February 9, 1998, to pay the special dividend and Frontier National Corporation then paid in full the notes payable to NBC.

Currently, the regulators have granted permission to the subsidiary banks to declare dividends to the Company in amounts at the discretion of the board of directors of each bank, so long as all capital ratios remain in the well-capitalized category. Under this lessor restriction, the subsidiary banks could declare aggregate dividends of approximately $3,605,000 as of December 31, 2000, and still remain well-capitalized in all capital ratios.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 21 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders including their immediate families and associates were loan customers of the Banks during 2000 and 1999. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 2000 and 1999, amounted to approximately $7,399,219 and $3,321,001, respectively. Activity during 2000 and 1999 in loans to related parties is as follows:

                                                2000              1999
                                            ------------      ------------

     Balance at Beginning of Year .....     $  3,321,001      $  3,278,615
        New loans .....................       10,854,658         5,340,367
        Change in related parties .....         (297,781)          324,569
        Repayments ....................       (6,478,659)       (5,622,550)
                                            ------------      ------------
     Balance at End of Year ...........     $  7,399,219      $  3,321,001
                                            ============      ============


Total deposits to related parties at December 31, 2000 and 1999 amounted to approximately $8,533,000 and $6,269,000, respectively.

NOTE 22 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 22 - FAIR VALUES OF FINANCIAL INSTRUMENTS - CONTINUED

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

The estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 are as follows:

                                               2000                  1999
                                      -------------------    -------------------
                                      Carrying      Fair     Carrying     Fair
                                       Amount       Value     Amount      Value
                                       ------       -----     ------      -----
                                        (In Thousands)         (In Thousands)
FINANCIAL ASSETS

   Cash and short-term investments .   $ 11,299   $ 11,299   $ 13,644   $ 13,644
   Securities ......................     44,683     44,683     50,358     50,358
   Loans ...........................    160,199    158,174    139,706    138,688
   Accrued interest receivable .....      1,862      1,862      1,651      1,651
                                       --------   --------   --------   --------

     TOTAL FINANCIAL ASSETS ........   $218,043   $216,018   $205,359   $204,341
                                       ========   ========   ========   ========

FINANCIAL LIABILITIES

   Deposits ........................   $177,970   $186,851   $172,427   $164,332
   Short-term borrowings ...........      3,961      3,961         86         86
   Long-term debt ..................     25,442     25,649     24,042     23,992
   Accrued interest payable ........      1,159      1,159        925        925
                                       --------   --------   --------   --------

     TOTAL FINANCIAL LIABILITIES ...   $208,532   $217,620   $197,480   $189,335
                                       ========   ========   ========   ========

UNRECOGNIZED FINANCIAL INSTRUMENTS

   Commitments to extend credit ....   $ 10,619   $ 10,619   $ 10,224   $ 10,224
   Standby letters of credit .......        254        254        265        265
                                       --------   --------   --------   --------

     TOTAL UNRECOGNIZED FINANCIAL

        INSTRUMENTS ................   $ 10,873   $ 10,873   $ 10,489   $ 10,489
                                       ========   ========   ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 23 - CONDENSED PARENT COMPANY INFORMATION

STATEMENTS OF FINANCIAL CONDITION

                                                              December 31,
                                                       ------------------------
                                                           2000         1999
                                                       -----------   -----------

ASSETS

   Cash and due from banks .........................   $   763,842   $ 1,454,701
   Investment in subsidiaries (equity method) -
     eliminated upon consolidation .................    20,013,281    18,244,088
   Dividends receivable from subsidiaries ..........       441,711            --
   Premises and equipment, net .....................     2,045,692     1,201,076
   Other assets ....................................       318,384       163,085
                                                       -----------   -----------

       TOTAL ASSETS ................................   $23,582,910   $21,062,950
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Due to subsidiaries .............................   $   149,345   $     4,062
   Dividends payable to shareholders ...............       436,152       438,697
   Other liabilities ...............................        26,868       429,006
                                                       -----------   -----------
       TOTAL LIABILITIES ...........................       612,365       871,765

       TOTAL SHAREHOLDERS' EQUITY ..................    22,970,545    20,191,185
                                                       -----------   -----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..   $23,582,910   $21,062,950
                                                       ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 23 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF INCOME

                                                              Years Ended December 31,
                                                       ---------------------------------------
                                                           2000         1999          1998
                                                       -----------   -----------   -----------
INCOME

   From subsidiaries - eliminated upon consolidation
     Dividends .....................................   $ 3,610,513   $ 3,044,239   $ 4,822,910
     Interest ......................................            --            45        32,742
     Data processing fees ..........................       535,263       451,000            --
   Commissions .....................................            --            --        37,163
   Gain on sale of securities ......................            --         5,421            --
   Other income ....................................        28,509         7,525            11
                                                       -----------   -----------   -----------
       TOTAL INCOME ................................     4,174,285     3,508,230     4,892,826
                                                       -----------   -----------   -----------

EXPENSES

   Salaries and employee benefits ..................       792,267       566,195       537,235
   Occupancy and equipment expense .................       579,021       327,630        92,599
   Interest ........................................            --            --        23,922
   Other expenses ..................................       728,485       611,114       307,972
                                                       -----------   -----------   -----------
       TOTAL EXPENSES ..............................     2,099,773     1,504,939       961,728

Income before income taxes and equity in
   undistributed earnings of subsidiaries ..........     2,074,512     2,003,291     3,931,098
Income tax benefit .................................       578,573       434,793       190,500
                                                       -----------   -----------   -----------

Income before equity in undistributed
   earnings of subsidiaries ........................     2,653,085     2,438,084     4,121,598
Equity in undistributed earnings of subsidiaries ...            --        44,856    (2,993,782)
                                                       -----------   -----------   -----------

       NET INCOME ..................................   $ 2,653,085   $ 2,482,940   $ 1,127,816
                                                       ===========   ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 23 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                       -----------------------------------------
                                                          2000              1999         1998
                                                       -----------    -----------    -----------
OPERATING ACTIVITIES

   Net income ......................................   $ 2,653,085    $ 2,482,940    $ 1,127,816
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed income of subsidiaries             --        (44,856)     2,993,782
     Provision for depreciation and amortization ...       199,692        123,919         91,687
     Deferred tax benefit ..........................        49,000        (48,000)            --
     (Increase) decrease in dividends receivable ...      (441,711)     2,000,000     (1,200,000)
     Increase (decrease) in due to subsidiaries ....       145,283     (1,010,369)     1,014,431
     Investment gains ..............................            --         (5,421)            --
     Increase (decrease) in dividends payable ......        (2,545)         6,951        229,756
     Other .........................................      (606,436)       614,096       (262,089)
                                                       -----------    -----------    -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES ...     1,996,368      4,119,260      3,995,383
                                                       -----------    -----------    -----------

INVESTING ACTIVITIES

   Purchase of securities available-for-sale .......            --             --         (5,000)
   Sale of securities available-for-sale ...........            --          9,041             --
   Cash received in acquisitions, net ..............            --             --        686,472
   Capital expenditures, net .......................    (1,044,308)      (248,224)    (1,116,028)
                                                       -----------    -----------    -----------
       NET CASH USED IN INVESTING ACTIVITIES .......    (1,044,308)      (239,183)      (434,556)
                                                       -----------    -----------    -----------

FINANCING ACTIVITIES

   Repayment of long-term debt .....................            --             --     (2,250,000)
   Proceeds from sale of treasury stock ............       138,941         79,711             --
   Purchases of treasury stock .....................       (38,500)      (884,637)      (368,000)
   Issuance of common stock ........................            --             --        150,000
   Cash dividends ..................................    (1,743,360)    (1,764,975)    (1,227,822)
                                                       -----------    -----------    -----------
       NET CASH USED IN FINANCING ACTIVITIES .......    (1,642,919)    (2,569,901)    (3,695,822)
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents      (690,859)     1,310,176       (134,995)

Cash and due from banks at beginning of year .......     1,454,701        144,525        279,520
                                                       -----------    -----------    -----------

CASH AND DUE FROM BANKS AT END OF YEAR .............   $   763,842    $ 1,454,701    $   144,525
                                                       ===========    ===========    ===========

CASH PAID DURING THE YEAR FOR:

   Interest ........................................   $        --    $        --    $    67,691
                                                       ===========    ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 24 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                  First     Second      Third      Fourth
                                 Quarter   Quarter     Quarter    Quarter      Total
                               ----------  -------   --------   ---------    --------
                                                    (In Thousands)
2000:

TOTAL INTEREST INCOME ......   $  4,459   $  4,486   $  4,487    $  4,534    $ 17,966
TOTAL INTEREST EXPENSE .....      2,013      2,109      2,209       2,257       8,588
PROVISION FOR LOAN LOSSES ..        197         30        244        (135)        336
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES      2,249      2,347      2,034       2,412       9,042
INVESTMENT SECURITIES

   GAINS (LOSSES) ..........         --          3         (4)         --          (1)
TOTAL NONINTEREST INCOME ...        832        914        928         742       3,416
TOTAL NONINTEREST EXPENSE ..      2,127      2,187      2,537       2,104       8,955
INCOME TAX EXPENSE (BENEFIT)        270        320         (7)        266         849
NET INCOME .................        684        757        428         784       2,653

PER COMMON SHARE:

   BASIC EARNINGS ..........       0.20       0.22       0.13        0.23        0.78
   DILUTED EARNINGS ........       0.20       0.22       0.12        0.22        0.76


1999:

Total interest income ......   $  4,203   $  4,178   $  4,048    $  4,886    $ 17,315
Total interest expense .....      1,891      1,879      1,810       2,566       8,146
Provision for loan losses ..        194        184        104          15         497
Net interest income after
   provision for loan losses      2,118      2,115      2,134       2,305       8,672
Investment securities gains          --         --         39          --          39
Total noninterest income ...        750        795        729         789       3,063
Total noninterest expense ..      2,088      2,122      2,131       2,256       8,597
Income tax expense .........        201        175        260          58         694
Net income .................        579        613        511         780       2,483

Per Common Share:
   Basic earnings ..........       0.17       0.18       0.15        0.22        0.72
   Diluted earnings ........       0.16       0.18       0.15        0.22        0.71


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 24 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - (CONTINUED)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                 First     Second   Third     Fourth
                                Quarter   Quarter  Quarter   Quarter     Total
                               --------  --------  -------   -------   ---------
                                                (In Thousands)
1998:

Total interest income ......   $ 3,066   $ 3,050   $ 3,343   $ 4,423   $13,882
Total interest expense .....     1,315     1,369     1,580     2,030     6,294
Provision for loan losses ..       192       405       194       621     1,412
Net interest income after
   provision for loan losses     1,559     1,276     1,569     1,772     6,176
Investment securities gains         --        60        --        --        60
Total noninterest income ...       332       488       518       886     2,224
Total noninterest expense ..     1,647     1,321     1,627     2,471     7,066
Income tax expense .........        30        95       141        --       266
Net income .................       214       408       319       187     1,128

Per Common Share:
   Basic earnings ..........      0.07      0.13      0.08      0.11      0.39
   Diluted earnings ........      0.07      0.13      0.08      0.11      0.39

              [The remainder of this page intentionally left blank]

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

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index of documents filed as part of this report:

     Frontier National Corporation and Subsidiaries
     Financial Statements

                                                                           PAGE
                                                                           ----
Independent Auditor's Report .............................................. 35
Consolidated Statements of Financial
    Condition as of December 31, 2000 and 1999 ............................ 36
Consolidated Statements of Income for the Years Ended
    December 31, 2000, 1999, and 1998 ..................................... 37
Consolidated Statements of Shareholders'
    Equity for the Years Ended  December 31, 2000, 1999, and 1998 ......... 38
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999, and 1998 ..................................... 39
Notes to Consolidated Financial Statements -
    December 31, 2000, 1999, and 1998 ..................................... 40
Quarterly Results (Unaudited) ............................................. 70

(b)  Reports on Form 8-K

        During the quarter ended December 31, 2000, Frontier National Corporation filed no reports on Form 8-K.

(c)  Exhibits

                                                                                   PAGE
                                                                                   ----
     2.1    Merger agreement and Plan of merger between the Valley National
            Corporation and First National Sylacauga Corporation dated February
            24, 1998 (incorporated by reference to Exhibit 2 of the Company's
            Registration Statement on Form S-4, Registration No. 333-52465).

     2.2    Merger agreement dated November 23, 1998 between Frontier National
            Corporation and The Frontier Agency, Inc. and Wright-Sprayberry,
            Inc., Cornelia Leigh A. Wright, Carol H. Sprayberry, Sam H. Wright and Steven E. Sprayberry (incorporated by reference to Exhibit 2.2 of the Company's annual report on Form 10-K filed on April 15,
            1999).

     2.3    Asset purchase agreement by and among the Frontier Agency, Inc.
            and Lawrence-Jones Insurance and Real Estate Agency, Inc., William
            P. Jones, Jr. and Betty Lawrence Jones dated April 30, 1999.

     3.1    Articles of Incorporation of Frontier National Corporation
            (incorporated by reference to Exhibit 3.1 of the Company's
            Registration Statement on Form S-4, Registration No. 333-52465 filed with the Commission).

     3.2    Articles and Certificate of Merger of Domestic Corporation into
            Valley National Corporation (Name changed to Frontier National
            Corporation), dated August 21, 1998 (incorporated by reference to
            Exhibit 3 of the Company's Registration Statement on Form 8A,
            Registration No. 000-24853).

     3.3 Bylaws of Frontier National Corporation (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4,
            Registration No. 333-52465).

                                                                                    PAGE
                                                                                    ----
      4     Form of Common Stock Certificates (incorporated by reference to
            Exhibit 4 of the Company's Registration Statement on Form 8A,
            Registration No. 000-24853).

     10.1   Employment Agreement with Harry I. Brown, Jr. dated August 24, 1998
            (incorporated by reference to Exhibit 10.1 of the Company's annual report on Form 10-K filed on April 15, 1999).

     10.2   Employment Agreement with Steven R. Townson dated August 24, 1998
            (incorporated by reference to Exhibit 10.1 of the Company's annual report on Form 10-K filed on April 15, 1999).

     10.3   Incentive Stock Option Agreement between Frontier National
            Corporation and Steven R. Townson signed on December 20, 1999, effective August 24, 1998, to replace original signed on August 24, 1998 (incorporated by reference to Exhibit 10.3 of the Company's annual report on Form 10-K filed March 30, 2000).

     10.4   Incentive Stock Option Agreement between Frontier National
            Corporation and Harry I. Brown, Jr. dated August 24, 1998, signed on
            December 20, 1999, effective August 24, 1998, to replace original signed on August 24, 1998 (incorporated by reference to Exhibit 10.4 of the Company's annual report on Form 10-K filed March 30, 2000).

     10.5   Nonqualified Stock Option Agreement between Frontier National
            Corporation and Harry I. Brown, Jr. dated August 24, 1998, signed on
            December 20, 1999, effective August 24, 1998, to replace original signed on August 24, 1998 (incorporated by reference to Exhibit 10.5 of the Company's annual report on Form 10-K filed March 30, 2000)

     11     Statement of computation of earnings per common share..................  75

     12     Statement of computation of ratios.....................................  76

     21     Subsidiaries of the Registrant.........................................  77

     24     Power of Attorney (contained on signature page of this report).........  78

Certain exhibits have been omitted because they are not applicable.

Exhibit 11 - Statements Re: Computation of Per Share Earnings


                          FRONTIER NATIONAL CORPORATION

                   Computation of Net Income Per Common Share

         The following tabulation presents the calculation of basic and diluted earnings per common share for the years ended December 31, 2000, 1999, and 1998.

                                                            2000         1999         1998
                                                        ----------   ----------   ----------
BASIC EARNINGS PER SHARE:

   Net income .......................................   $2,653,085   $2,482,940   $1,127,816
                                                        ==========   ==========   ==========
   Earnings on common shares ........................   $2,653,085   $2,482,940   $1,127,816
                                                        ==========   ==========   ==========
   Weighted average common shares outstanding - basic    3,417,783    3,450,628    2,861,619
                                                        ==========   ==========   ==========
   Basic earnings per common share ..................   $     0.78   $     0.72   $     0.39
                                                        ==========   ==========   ==========
DILUTED EARNINGS PER SHARE:
   Net income .......................................   $2,653,085   $2,482,940   $1,127,816
                                                        ==========   ==========   ==========
   Weighted average common shares
     outstanding ....................................    3,417,783    3,450,628    2,861,619
   Net effect of the assumed exercise of stock
     options - based on the treasury stock method
     using average market price for the year ........       70,194       34,714       21,246
                                                        ----------   ----------   ----------
   Weighted average common shares outstanding -
     diluted ........................................    3,487,977    3,485,342    2,882,865
                                                        ==========   ==========   ==========
   Diluted earnings per common share ................   $     0.76   $     0.71   $     0.39
                                                        ==========   ==========   ==========

              [The remainder of this page intentionally left blank]

Exhibit 12 - Statement Re: Computation of Ratios

                          FRONTIER NATIONAL CORPORATION

                Computation of Ratio of Earnings to Fixed Charges

                                                                Year Ended December 31,
                                                             ---------------------------
                                                              2000       1999     1998
                                                             -------   -------   -------
                                                               (Dollars in thousands)
Pretax income ............................................   $ 3,502   $ 3,177   $ 1,394
Add fixed charges:
   Interest on deposits ..................................     7,007     6,234     5,063
   Interest on borrowings ................................     1,581     1,233     1,231
   Portion of rental expense representing interest expense        34        38        31
                                                             -------   -------   -------
     Total fixed charges .................................     8,622     7,505     6,325
                                                             -------   -------   -------

Income before fixed charges ..............................   $12,124   $10,682   $ 7,719
                                                             =======   =======   =======

Pretax income ............................................   $ 3,502   $ 3,177     1,394
Add fixed charges (excluding interest on deposits):
   Interest on borrowings ................................     1,581     1,233     1,231
   Portion of rental expense representing interest expense        34        38        31
                                                             -------   -------   -------
     Total fixed charges .................................     1,615     1,271     1,262
                                                             -------   -------   -------

Income before fixed charges (excluding interest on
   deposits) .............................................   $ 5,117   $ 4,448   $ 2,656
                                                             =======   =======   =======

RATIO OF EARNINGS TO FIXED CHARGES

   Including interest on deposits ........................      1.41      1.42      1.22
   Excluding interest on deposits ........................      3.17      3.50      2.10

              [The remainder of this page intentionally left blank]

Exhibit 21 -  Subsidiaries of the Registrant



SUBSIDIARIES - DIRECT/WHOLLY-OWNED                                            STATE OF INCORPORATION
----------------------------------                                        -----------------------------
Frontier National Bank, Lanett                                                      Alabama
Frontier National Bank, Sylacauga                                                   Alabama

SUBSIDIARIES - INDIRECT/WHOLLY-OWNED BY FRONTIER NATIONAL BANK, SYLACAUGA

Frontier Finance Company, Inc.                                                      Alabama
Frontier Financial Services, Inc.                                                   Alabama

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FRONTIER NATIONAL CORPORATION

Date:  March 19, 2001     By:    /S/ HARRY I. BROWN, JR.
                               --------------------------------------------
                               Harry I. Brown, Jr.
                               Chairman of the Board

Date:  March 19, 2001     By:    /S/ STEVEN R. TOWNSON
                               --------------------------------------------
                               Steven R. Townson
                               Vice Chairman of the Board,
                               President,
                               Chief Executive Officer

Date:  March 19, 2001     By:  /S/ C. RANDAL JOHNSON
                             ----------------------------------------------
                               C. Randal Johnson
                               Corporate Council and Secretary

Exhibit 24 - Power of Attorney

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harry I. Brown, Jr., Steven R. Townson and C. Randal Johnson, and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacity, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents in full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could be in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

             DIRECTORS                                                DATE
             ---------                                                ----

   /S/ WESLEY L. BOWDEN, JR.                                      March 19, 2001
----------------------------------------
Wesley L. Bowden, Jr.


   /S/ HARRY I. BROWN, JR.                                        March 19, 2001
----------------------------------------
Harry I. Brown, Jr.


   /S/ HARRY I. BROWN, SR.                                        March 19, 2001
----------------------------------------
Harry I. Brown, Sr.


   /S/ CHARLES M. REEVES                                          March 19, 2001
----------------------------------------
Charles M. Reeves

   /S/ STEVEN E. SPRAYBERRY                                       March 19, 2001
----------------------------------------
Steven E. Sprayberry

   /S/ RAYMOND C. STYRES                                          March 19, 2001
----------------------------------------
Raymond C. Styres

   /S/ STEVEN R. TOWNSON                                          March 19, 2001
----------------------------------------
Steven R. Townson

   /S/ CHRISTOPHER N. ZODROW                                      March 19, 2001
----------------------------------------
Christopher N. Zodrow