Form 10-K/A
period 2000-12-31
FRONTIER NATIONAL CORP
filed 2001-05-15
CIK 1059420

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               _________________

                                  FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K
                               _________________

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000        Commission File No. 000-24853

                         FRONTIER NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


        Alabama                                          72-1355228
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                               43 North Broadway
                           Sylacauga, Alabama  35150
                           -------------------------
                    (Address of principal executive offices)

                                (256)  249-2041
                                ---------------
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of each exchange
       Title of each class                             on which registered
       -------------------                            ---------------------
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

                                Yes  X     No
                                    ---       ---
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


           Class                                    Outstanding at May 14, 2001
-----------------------------                       ---------------------------
Common Stock, $.001 Par Value                                 3,497,497

EXPLANATORY NOTE:   This Amendment No. 1 to Form 10-K is being filed in order to include information required by Items 10-13 originally intended to be incorporated by reference to the information to be included in Frontier National Corporation's proxy statement for its 2001 Annual Meeting of Stockholders.

================================================================================

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding our directors and persons nominated to become directors at our 2001 stockholders meeting:



                                         Principal Occupation for Past 5 Years
                              Director   -------------------------------------
Name of Director         Age  Since      and Present Position with Frontier
-----------------------  ---  --------   ----------------------------------
Wesley L. Bowden         65    1998      Bowden Oil Company,Inc.-- Chairman,
                                         President & CEO, January 1967 to
                                         present; Director

Harry I. Brown, Jr.      54    1998      Frontier--Chairman,
                                         August 1998 to present; President
                                         & CEO, August 1998 to May 1999.
                                         First National Sylacauga
                                         Corporation--President & CEO,
                                         February 1998 to August 1998;
                                         President & COO, February 1992 to
                                         August 1998

Harry I. Brown, Sr.      80    1998      First National--Chairman, 1966 to
                                         present; CEO, 1966 to February 1998.
                                         First National Sylacauga Corporation--
                                         Chairman, November 1984 to August
                                         1998; CEO, November 1984 to February,
                                         1998; Director

Jerry L. Fielding        54    N/A       Presiding Judge for Twenty-Ninth
                                         Judiciary District, Circuit Court of
                                         Talladega County, Alabama from 1983 to
                                         present; Director Nominee

Charles M. Reeves, Jr.   77    1997      Valley National--Chairman, August
                                         1998 to Present. Valley National
                                         Corporation--Chairman, February 1997 to
                                         August 1998. Peach State Furniture,
                                         Inc. /fka/ Skinner--Vice-Chairman until
                                         August 1998; Director

Steven E. Sprayberry     49    1998      Frontier Financial Services, Inc.,
                                         formerly known as Frontier Agency, Inc.
                                         /dba/ Wright & Sprayberry Insurance--
                                         President & CEO, November 1998 to
                                         present; Wright-Sprayberry, Inc.--co-
                                         owner until November 1998; Director

Raymond C. Styres        63    1998      Reiter Corporation--Regional Sales
                                         Manager, January 1993 to present

Steven R. Townson        43    1997      Frontier--Vice Chairman, President
                                         & CEO, May 1998 to present; Vice
                                         Chairman/President & COO, August 1998
                                         to May 1999; Valley National
                                         Corporation--President & CEO, February
                                         1997 to August 1998. First National--
                                         President/CEO, May 1999 to present;
                                         Valley National--President & CEO,
                                         August 1996 to present; BancAlabama,
                                         Inc. and BankAlabama--President & COO,
                                         and President & CEO, respectively,
                                         June 1995 to August 1996

Barry D. Vaughn          50    N/A       Principal of the Law Firm of Proctor
                                         and Vaughn since 1975; Director Nominee

Christopher N. Zodrow    54    1998      West Point Stevens, Inc.--Vice
                                         president, Secretary and Assistant
                                         General Counsel, 1995 to present;
                                         Director

     Our board of directors has the power to appoint our officers. Each officer holds office for such term as may be prescribed by the board of directors and until such person's successor is chosen and qualified or until such person's death, resignation, or removal. The following table sets forth our executive officers (other than Messrs. Brown, Jr. and Townson who are identified above):

Executive Officer        Age             Principal Occupation for Past 5 Years
-----------------        ---             -------------------------------------
Benjamin B. McMillan     35              Frontier National Corporation - Vice
                                         President and Senior Credit, May 2000
                                         to present; Frontier National Bank--
                                         Executive Vice President, March 1999
                                         to present; Union Planters Bank,
                                         N.A., Decatur, AL: Area Lending
                                         Office, August 1996 to February, 1999;
                                         First Bank of the Villages, Lady Lake,
                                         Florida--Senior Lending Officer, May
                                         1995 to August 1996.

     The board of directors currently consists of Messrs. Bowden, Brown, Jr., Brown, Sr., Reeves, Sprayberry, Styres, Townson and Zodrow. Messrs. Fielding and Vaughn have been nominated to fill the two vacancies on the board at the 2001 shareholders meeting. Mr. Reeves and Mr. Townson were charter members of the board of Valley National Corporation which was organized in 1997. Upon Valley National Corporation's merger with First National Sylacauga Corporation in 1998, the other directors became part of the board of Valley National Corporation, which was renamed Frontier National Corporation. Harry I. Brown, Sr. is the father of Harry I. Brown, Jr. There are no other family relationships among the members of our board of directors. None of our directors is a director of any other company that has a class of securities registered under the Securities Exchange Act of 1934.

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based solely on a review of the copies of such reports furnished to us, or written representations that no Form 5s were required, we believe that, during the period from January 1, 2000 through December 31, 2000, all reporting requirements under Section 16(a) were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners.

ITEM 11.  EXECUTIVE COMPENSATION

                       SUMMARY OF EXECUTIVE COMPENSATION

     The following table sets forth the total amount of compensation paid by Frontier to or for the account of Harry I. Brown, Jr., our Chairman, and Steven
R. Townson, our President and CEO, for the fiscal years ended December 31, 2000, 1999 and 1998 (no other executive officers of Frontier received annual compensation in excess of $100,000):

                                                                         Long-Term
                                       Annual Compensation               Compensation
                            -------------------------------------------  -----------------
                                                         Other Annual    Securities
Name and                                                 Compensation    Underlying          All Other
Principal Position          Year  Salary($)  Bonus($)         ($)        Option Awards (#)   Compensation($)
--------------------------  ----  --------  ----------  ---------------  -----------------   ---------------

Harry L. Brown, Jr.         2000   131,273        -0-          3,933(1)        7,000              35,367(2)
Chairman of the Board       1999   135,037        -0-         11,033(1)          -0-              16,500(2)
                            1998   125,000        -0-            -0-          75,000               5,250(4)

Steven R. Townson           2000   161,605     10,000            -0-          20,000              36,486(2)
Vice-Chairman, President    1999   133,577     10,000            -0-             -0-              15,825(2)
& CEO                       1998   125,000        -0-          7,200(3)       75,000               5,650(4)

(1)  Automobile allowance and club dues
(2)  Director fees and KSOP contribution
(3)  Automobile allowance
(4)  Director fees

              EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND
                         CHANGE IN CONTROL ARRANGEMENTS

     Harry I. Brown, Jr. and Steven R. Townson entered into employment agreements with Frontier after the merger of First National Sylacauga Corporation and Valley National Corporation. Mr. Brown's current agreement is for him to serve as Chairman of our board of directors. Mr. Townson's agreement is for him to serve as Vice-Chairman of the Board, President, and Chief Executive Officer of Frontier and President and Chief Executive Officer of both banks. Mr. Brown's current annual salary is $131,000 while Mr. Townson's salary is $170,000. Both agreements are for five (5) years, and are automatically extended each year by one (1) additional year unless one hundred twenty (120) days prior to each year-end our board of directors gives notice that the agreement will not be extended. Upon a "change of control" as defined in the agreements, in addition to any remaining payments due under the agreements, Mr. Brown and Mr. Townson may be eligible for an additional payment equal to the present value of 2.99 times their average annual compensation payable under the agreement for the most recent five (5) taxable years ending before the "change of control."

     Finally, as additional compensation at the time of the merger in 1998, both Mr. Brown and Mr. Townson received options to purchase 75,000 shares of Class A Common Stock at $6.67 per share for a period of ten (10) years. Mr. Brown exercised 15,000 of his options in 1998.

     In addition, Mr. Brown and Mr. Townson have salary continuation agreements which provide for certain payments upon death or retirement. The board of directors have decided to reduce the amounts payable under these plans. Both agreements include vesting schedules that provide payment of the benefit amount upon the officer's retirement if the officer remains employed until he is fully vested. With regard to Mr. Brown, the new agreement will provide for 15 annual payments of up to $175,000 upon retirement. With regard to Mr. Townson, the new agreement will provide for 15 annual payments of up to $275,000 upon retirement.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

     The following table provides information regarding options granted to our named executive officers in 2000:


                                    Individual Grants                                           Potential Realizable
                         ---------------------------------------                                  Value At Assumed
                         Number of                                                              Annual Rates Of Stock
                         Securities      Percent Of                                             Price Appreciation For
                         Underlying    Total Options    Exercise                                        Option
                          Options       Granted To      of Base                                          Term
                          Granted      Employees In      Price             Expiration           ----------------------
       Name                 (#)         Fiscal Year      ($/Sh)               Date               5% ($)        10% ($)
       ----              -----------   --------------   ---------       -----------------       --------       -------
Harry L. Brown, Jr.         3,500          2.33          $10.13         April 17, 2010            42,922        108,733
                            3,500                        $ 9.38         November 16, 2010

Steven R. Townson          10,000          6.64          $10.13         April 17, 2010           122,633        310,509
                           10,000                        $ 9.38         November 16, 2010

                       AGGREGATE OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     Although no options were exercised during 2000, the following table provides the number of securities underlying unexercised options at fiscal year end and their values for our named executive officers:

                         Number
                          of                    Number Of Securities         Value Of Unexercised
                        Shares     Value       Underlying Unexercised        In-The-Money Options
                       Acquired  Realized    Options At Fiscal Year-End      At Fiscal Year-End ($)
                          On       Upon      --------------------------   ----------------------------
      Name             Exercise  Exercise    Exercisable  Unexercisable    Exercisable   Unexercisable
      ----             --------  --------    -----------  -------------    -----------   -------------
Harry I. Brown, Jr.       0         0           60,000        2,800         349,800(1)       6,636(2)
                                                   700        3,500          61,659(2)      10,920(3)

Steven R. Townson         0         0           75,000        8,000         437,250(1)      18,960(2)
                                                 2,000       10,000           4,740(2)      31,200(3)

(1) Based on the closing price of our common stock on December 31, 2000 of $12.50 per share and an exercise price of $6.67 per share.
(2) Based on the closing price of our common stock on December 31, 2000 of $12.50 per share and an exercise price of $10.13 per share.
(3) Based on the closing price of our common stock on December 31, 2000 of $12.50 per share and an exercise price of $9.38 per share.


                      REPORT OF THE COMPENSATION COMMITTEE

     The compensation committee met three times during 2000 to determine executive officers' salaries. Based on Mr. Townson's responsibilities at both banks and the holding company his salary was raised $12,000 to $170,000 and Mr. Townson was granted options to purchase shares under Frontier's statutory/non-statutory stock option plan. Mr. Brown, Jr.'s salary was $131,000 and Mr. Brown, Jr. was granted options to purchase shares under Frontier's statutory/non-statutory stock option plan. The compensation committee does not use any formal policy or standard in making its decisions on compensation.

                                                         Compensation Committee

                                                            Harry I. Brown, Sr.
                                                         Charles M. Reeves, Jr.
                                                              Raymond C. Styres
                                                          Christopher N. Zodrow

                COMPENSATION INTERLOCK AND INSIDER PARTICIPATION

     The compensation committee consists of Messrs. Brown, Sr., Reeves, Jr., Styres and Zodrow. No member of the compensation committee is a current officer or employee of Frontier. Mr. Brown, Sr. is Chairman of First National and is the father of Mr. Brown Jr., who is Chairman of Frontier. None of our executive officers have served as a director or member of the compensation committee of any other entity whose executive officers served on our board of directors or compensation committee.

                         COMMON STOCK PERFORMANCE GRAPH

     The following graph shows the cumulative return since our common stock began trading on the NASD's Over-the-Counter Bulletin Board in October 1998 as compared to The Nasdaq National Market (US Companies) and Nasdaq Bank Stocks:

                             [GRAPH APPEARS HERE]

-------------------------------------------------------------------------------------------------------------
                                           Total Return Analysis
                                           ---------------------
                             10/6/98                  12/31/98              12/31/99            12/31/00
 Frontier National           $ 100.00                 $   95.65             $  104.35           $   81.52
 Nasdaq Banks                $ 100.00                 $  115.55             $  108.85           $  124.82
 Nasdaq Composite            $ 100.00                 $  145.26             $  270.36           $  164.14

Source: Carl Thompson Associates www.ctaonline.com (800) 959-9677. Data from BRIDGE Information Systems, Inc.
-------------------------------------------------------------------------------------------------------------

                             DIRECTOR COMPENSATION

     Each director received a fee of $1,000 for each board meeting he attended during 2000 and $250 for each committee meeting he attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table reflects the number of shares of our common stock beneficially owned by (1) each of our directors and nominees for director, (2) certain executive officers who are not directors, (3) all persons who beneficially own 5% or more of our common stock, and (4) our directors, nominees, and executive officers as a group as of May 7, 2001. There has been no change in control of Frontier since the beginning of 2000 and we are not aware of any arrangement, the operation of which would at a subsequent date result in a change in control.

                                                                         Percent of Total
                                            Amount and Nature of           Common Stock
Name of Beneficial Owner(1)              Beneficial Ownership(#)(2)      Outstanding(%)(3)
---------------------------              --------------------------      -----------------
Wesley L. Bowden, Director                         26,069(4)                      *
Harry I. Brown, Jr., Director and
    Executive Officer                              97,366(5)                     2.74
Harry I. Brown, Sr., Director                     315,285(6)                     9.00
Jerry L. Fielding, Director Nominee                 2,000(7)                      *
Benjamin B. McMillan, Executive
    Officer                                        16,775(8)                      *
Charles M. Reeves, Jr., Director                  990,836(9)                    28.29
Steven E. Sprayberry, Director                     21,701(10)                     *
Raymond C. Styres, Director                        13,164(11)                     *
Steven R. Townson, Director and
    Executive Officer                             148,048(12)                    4.14
Barry D. Vaughn, Director Nominee                  10,384(13)                     *
Christopher N. Zodrow, Director                    25,480(14)                     *
Directors/Nominees and Executive
    Officers as a Group (11 Persons)            1,667,108                       45.48
--------

*  Represents less than one percent.

(1) The address of each of the following shareholders is c/o Frontier National Corporation, 43 North Broadway, Sylacauga, Alabama 35150.
(2) The number of shares of common stock reflected are shares that, under applicable regulations of the Securities and Exchange Commission, are deemed to be beneficially owned. Under the rules of the Securities and Exchange Commission, a person is deemed to beneficially own a security if the person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to beneficially own any shares to which that person has the right to acquire beneficial ownership within 60 days. Shares of Common Stock subject to options exercisable within 60 days are deemed outstanding for computing the percentage of class of the person holding such options that are not deemed outstanding for computing the percentage of class for any other person. The total number of shares beneficially owned is divided, where applicable, into two categories: shares as to which voting/investment power is held solely, and shares as to which voting/investment power is shared.
(3) Based upon 3,497,497 shares of common stock issued and outstanding as of May 8, 2000.

(4) Includes 1,500 shares held by Mr. Bowden as custodian for his grandchildren over which Mr. Bowden has sole voting and dispositive power and non-qualified stock options to purchase 5,000 shares under Frontier's statutory/non-statutory stock option plan.
(5) Includes 1,665 shares held by Mr. Brown as custodian for his son, 11,000 shares held by The Harry Brown Foundation, Inc., over which Mr. Brown has sole voting and dispositive power, incentive stock options to purchase 60,700 shares under Frontier's statutory/non-statutory stock option plan, and 2,851 vested shares held in the Frontier KSOP plan.
(6) Includes non-qualified stock options to purchase 5,000 shares under Frontier's statutory/non-statutory stock option plan; Mr. Brown's shares are held by Harry I. Brown, Sr. Family, LLC, in which Mr. Brown has sole voting and dispositive power.
(7) Consists of non-qualified stock options to purchase 2,000 shares under Frontier's statutory/non-statutory stock option plan.
(8) Includes 10,000 shares held by the Benjamin B. McMillan Living Trust, in which Mr. McMillan has sole and dispositive power, 5,422 shares owned jointly by Mr. McMillan and his wife under a dividend reinvestment plan held by Sterne, Agee & Leach, Inc., 653 vested shares held in the Frontier KSOP Plan and a qualified stock option to purchase 700 shares under Frontier's statutory/non-statutory stock option plan.
(9) Includes 845,854 shares controlled through the CM/FS Reeves Investments, LP, 7l,933 shares owned by Mr. Reeves' stepchildren and non-statutory options to purchase 5,000 shares under Frontier's statutory/non-statutory stock option plan. Mr. Reeves' shares are, subject to regulatory approval, subject to a voting agreement between Mr. Townson and CM/FS Reeves Investments, LP, dated August 1998, which requires Mr. Townson and the LP to vote their shares together.
(10) These shares do not include 18,501 shares owned by Mr. Sprayberry's wife over which Mr. Sprayberry has no voting or investment power and as to which he disclaims beneficial ownership. Includes 2,754 vested shares held in Frontier KSOP Plan and incentive stock options to purchase 700 shares under Frontier's statutory/non-statutory stock option plan.
(11) Includes non-statutory stock options to purchase 5,000 shares under Frontier's statutory/non-statutory stock option plan.
(12) All of Mr. Townson's shares are, subject to regulatory approval, subject to a voting agreement between Mr. Townson and CM/FS Reeves Investments, LP dated August 1998, which require Mr. Townson and the LP to vote their shares together. This total also includes options to purchase 77,000 shares which are also subject to the voting agreement and 2,463 vested shares held in the Frontier National Corporation KSOP plan.
(13) Includes non-statutory stock options to purchase 2,000 shares under Frontier's statutory/non-statutory stock option plan.
(14) Includes 3,480 shares owned by Mr. Zodrow's wife, 1,922 shares owned by Mr. Zodrow's children and a non-statutory stock option to purchase 5,000 shares under Frontier's statutory/non-statutory stock option plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain directors and executive officers of Frontier, and certain associates and members of the immediate family of these individuals, were customers of, and had loan transactions with, Frontier and its subsidiaries in the ordinary course of business during 2000. In the our opinion, all such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions of other persons and corporations and did not involve more than the normal risk of collectability or present other unfavorable features. Transactions of a similar nature will, in all probability, occur in the future in the ordinary course of business.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FRONTIER NATIONAL CORPORATION

Date:  May 14, 2001              By:   /s/ Steven R. Townson
                                       -----------------------------
                                         Steven R. Townson
                                         Vice Chairman of the Board,
                                         President,
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                       Title                        Date
         ----------                       -----                        ----
*                                 Director                          May 14, 2001
----------------------------
Wesley L. Bowden, Jr.

*                                 Chairman of the Board             May 14, 2001
----------------------------
Harry I. Brown, Jr.

*                                 Director                          May 14, 2001
----------------------------
Harry I. Brown, Sr.

*                                 Director                          May 14, 2001
----------------------------
Charles M. Reeves

*                                 Director                          May 14, 2001
----------------------------
Steven E. Sprayberry

*                                 Director                          May 14, 2001
----------------------------
Raymond C. Styres

                                  Vice Chairman of the Board,
/s/ Steven R. Townson             President, Chief Executive        May 14, 2001
----------------------------      Officer
Steven R. Townson

*                                 Director                          May 14, 2001
----------------------------
Christopher N. Zodrow

                                  Vice Chairman of the Board,
/s/ Steven R. Townson             President, Chief Executive        May 14, 2001
----------------------------      Officer
*Steven R. Townson
 Attorney-in-fact