Form 10-Q
period 2001-03-31
FRONTIER NATIONAL CORP
filed 2001-05-15
CIK 1059420

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 256-401-2041
               (Issuer's telephone number, including area code)



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

  Class A, Common Stock, .001 par      Outstanding at April 30, 2001: 3,424,329

                         FRONTIER NATIONAL CORPORATION

                           March 31, 2001 Form 10-Q


                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part 1.  Financial Information

 Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition...............     2

          Consolidated Statements of Income............................     3

          Consolidated Statements of Cash Flows........................     4

          Consolidated Statement of Shareholders' Equity...............     5

          Notes to Consolidated Financial Statements...................     6

 Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............     8

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk...    12

Part 2.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K.............................    13

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                                                     March 31,
                                                                       2001       December 31
                                                                   (Unaudited)       2000
                                                                   ------------   ------------
Assets
 Cash and due from banks.......................................    $ 10,448,855   $  4,847,281
 Interest bearing deposits with other banks....................         531,738        231,466
 Federal funds sold............................................       8,874,000      6,220,000
 Securities available-for-sale.................................      44,608,881     44,683,224
 Loans, net of unearned income.................................     156,410,001    160,199,121
 Allowance for loan losses.....................................      (1,693,660)    (1,711,665)
 Premises and equipment, net...................................       8,528,689      8,458,207
 Accrued interest receivable...................................       1,888,945      1,861,978
 Cash surrender value on life insurance........................       5,393,847      5,330,815
 Intangible assets, net........................................       1,338,877      1,370,180
 Foreclosed real estate........................................         434,983        392,582
 Other assets..................................................         760,702        916,639
                                                                   ------------   ------------
  Total Assets.................................................    $237,525,858   $232,799,828
                                                                   ============   ============

Liabilities and Shareholders' Equity

 Liabilities
  Deposits:
   Non-interest bearing deposits...............................    $ 23,329,058   $ 24,126,119
   Interest-bearing deposits...................................     158,478,386    153,844,037
                                                                   ------------   ------------
     Total Deposits............................................     181,807,444    177,970,156
  Dividends payable............................................              --        436,152
  Accrued interest payable.....................................       1,167,227      1,158,688
  Short-term borrowings........................................          92,594      3,961,078
  Long-term debt...............................................      30,592,000     25,442,000
  Other liabilities............................................         955,314        861,209
                                                                   ------------   ------------
     Total Liabilities.........................................     214,614,579    209,829,283
                                                                   ------------   ------------

 Shareholders' Equity
  Common stock ($.001 par value; 10,000,000 shares authorized,
   3,497,497 issued of which 3,424,329 were outstanding at
   March 31, 2001, and 3,421,953 were outstanding at
   December 31, 2000)..........................................           3,498          3,498
  Capital surplus..............................................      14,234,073     14,239,609
  Retained earnings............................................       9,328,609      9,684,470
  Treasury stock, at cost (73,168 shares at March 31, 2001, and
   75,544 shares at December 31, 2000..........................      (1,010,122)    (1,046,547)
  Accumulated comprehensive income (loss): net unrealized
   holding gains on securities available-for-sale, net of
   deferred income tax.........................................         355,221         89,515
                                                                   ------------   ------------
     Total Shareholders' Equity................................      22,911,279     22,970,545
                                                                   ------------   ------------
     Total Liabilities and Shareholders' Equity................    $237,525,858   $232,799,828
                                                                   ============   ============

                See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       Three Months Ended March 31, 2001
                                  (Unaudited)

                                                                    2001         2000
                                                                 ----------   ----------
Interest Income
 Interest and fees on loans...................................   $3,704,736   $3,578,902
 Interest and dividends on securities:
  Taxable securities..........................................      397,286      469,798
  Nontaxable securities.......................................      260,160      328,468
 Interest earned on deposits with other banks.................       10,119       10,462
 Interest earned on federal funds sold........................      103,347       71,392
                                                                 ----------   ----------
  Total Interest Income.......................................    4,475,648    4,459,022

Interest Expense
 Interest on deposits.........................................    1,891,445    1,651,835
 Interest on borrowed funds...................................      416,096      361,112
                                                                 ----------   ----------
  Total Interest Expense......................................    2,307,541    2,012,947

Net Interest Income...........................................    2,168,107    2,446,075
Provision for loan losses.....................................      (50,707)    (196,767)
                                                                 ----------   ----------

Net Interest Income After Provision for Loan Losses...........    2,117,400    2,249,308

Noninterest Income
 Service charges on deposit accounts..........................      304,754      315,191
 Commission income............................................      316,144      358,853
 Other operating income.......................................      121,349      157,984
 Securities gains.............................................       83,940           --
                                                                 ----------   ----------
  Total Noninterest Income....................................      826,187      832,028

Noninterest Expense
 Salaries and employee benefits...............................    1,238,935    1,107,424
 Net occupancy expense........................................      350,078      371,790
 Other operating expenses.....................................      745,427      647,545
                                                                 ----------   ----------
  Total Noninterest Expense...................................    2,334,440    2,126,759

Income before income taxes....................................      609,147      954,577
Provision for income taxes....................................     (143,739)    (270,558)
                                                                 ----------   ----------
Net Income....................................................   $  465,408   $  684,019
                                                                 ==========   ==========


Earnings Per Common Share
 Basic........................................................   $     0.14   $     0.20
 Diluted......................................................         0.13         0.20

Weighted Average Shares Outstanding
 Basic........................................................    3,422,191    3,415,745
 Diluted......................................................    3,519,332    3,461,848

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       Three Months Ended March 31, 2001
                                  (Unaudited)

                                                                          2001           2000
                                                                      -----------   ------------
Operating Activities
 Net cash provided by operating activities.........................   $   208,220   $    794,046

Investing Activities
 Proceeds from sales of securities available-for-sale..............     7,039,516        377,062
 Purchases of securities available-for-sale........................    (6,448,755)      (250,000)
 Net (increase) decrease in loans to customers.....................     3,601,008    (12,706,678)
 Purchases of premises and equipment...............................      (249,239)      (996,647)
 Proceeds from sale of fixed assets................................            --         10,867
 Proceeds from sale of foreclosed real estate......................        76,672         50,112
                                                                      -----------   ------------
  Net Cash Provided By (Used-In) Investing Activities..............     4,019,202    (13,515,284)
                                                                      -----------   ------------

Financing Activities
 Net increase in deposits..........................................     3,837,288      6,432,899
 Net increase (decrease) in short-term borrowings..................    (3,868,484)       121,863
 Dividends paid....................................................      (821,269)      (874,287)
 Proceeds from sale of treasury stock..............................        30,889         32,096
 Repayments of debt................................................    (7,350,000)        (7,250)
 Proceeds from issuance of debt....................................    12,500,000      5,000,000
                                                                      -----------   ------------
  Net Cash Provided By Investing Activities........................     4,328,424     10,705,321
                                                                      -----------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents...............     8,555,846     (2,015,917)

Cash and Cash Equivalents at Beginning of Period...................    11,298,747     13,644,076
                                                                      -----------   ------------

Cash and Cash Equivalents at End of Period.........................   $19,854,593   $ 11,628,159
                                                                      ===========   ============

                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       Three Months Ended March 31, 2001
                                  (Unaudited)

                                                                            Accumulated
                                                                               Other
                          Common     Capital     Retained      Treasury    Comprehensive
                          Stock      Surplus     Earnings       Stock      Income (Loss)      Total
                          ------  ------------  -----------  ------------  --------------  ------------
Balance at
 December 31, 2000......  $3,498  $14,239,609   $9,684,470   $ (1,046,547) $      89,515   $ 22,970,545

Net income -
 March 31, 2001.........      --           --      465,408             --             --        465,408

Unrealized gains on
 securities available-
 for sale, net of
 reclassification
 adjustment, net of
 tax of ($159,424)......      --           --           --             --        265,706        265,706
                                                                                           ------------

Comprehensive
 income.................      --           --           --             --             --        731,114
                                                                                           ------------

Cash dividends-
 common.................      --           --     (821,269)            --             --       (821,269)

Issuance of
 treasury stock.........      --       (5,536)          --         36,425             --         30,889
                          ------  -----------   ----------   ------------  -------------   ------------

Balance at
 March 31, 2001.........  $3,498  $14,234,073   $9,328,609   $ (1,010,122) $     355,221   $ 22,911,279
                          ======  ===========   ==========   ============  =============   ============


                See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                March 31, 2001
                                  (Unaudited)

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Frontier National Corporation (the "Company") and its wholly-owned subsidiaries, Frontier National Bank, Lanett, Alabama, Frontier National Bank, Sylacauga, Alabama, Frontier Finance Company, Inc., and Frontier Financial Services, Inc., collectively, the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for Frontier National Corporation and subsidiaries for the year ended December 31, 2000, included in Form 10-K filed in March 2001.

Note B - Income Taxes

The effective tax rates of approximately 24 percent and 28 percent for the three months ended March 31, 2001 and 2000, respectively, are less than the statutory rate principally because of the effect of tax-exempt interest income.

Note C - Securities

The Company applies the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; "trading" securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).

At March 31, 2001, the Company had net unrealized gains of $550,089 in available-for-sale securities that are reflected in the presented assets and resulted in an increase in shareholders' equity of $355,221, net of deferred tax asset. There were no trading securities.

The net increase in shareholders' equity as a result of the SFAS 115 adjustment from December 31, 2000 to March 31, 2001 was $265,706. See also Note D - Shareholders' Equity.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                March 31, 2001
                                  (Unaudited)

Note D - Shareholders' Equity

During the first three months of 2001, cash dividends of $821,269 were charged against equity. Equity was increased by $265,706 for the increase in net unrealized holding gains on securities. Treasury stock was reissued increasing shareholders' equity $30,889. See also Note E - Treasury Stock.

Note E - Treasury Stock

During the first quarter, 2,376 shares were reissued and accounted for on a first-in-first-out method. The treasury stock balance represents 75,544 shares at December 31, 2000 and 73,168 shares at March 31, 2001, respectively.

Note F - Segment Reporting

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

Note G - Subsequent Events

On April 9, 2001, the Board declared a regular dividend of $0.0925 and a special dividend of $0.0350 payable to stockholders of record as of April 17, 2001, and to be paid on June 27, 2001.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                March 31, 2001
                                  (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the March 31, 2001, Form 10-Q.

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

FINANCIAL CONDITION

March 31, 2001, compared to December 31, 2000

Loans

Loans comprised the largest single category of the Company's earning assets on March 31, 2001. Loans, net of unearned income and reserve for loan losses, were 65.1% of total assets at March 31, 2001, and 68.1% of total assets at December 31, 2000. Total net loans were $154,716,341 at March 31, 2001, representing a 2.4% decrease from the December 31, 2000, total of $158,487,456. This decrease is the result of two factors: a general decrease in the economy and lower residential interest rates. The slower economy has resulted in lower demand for the company's residential construction products. The lower demand has not been sufficient to match payoffs in the construction portfolio. In addition, the banking subsidiaries have historically funded and maintained adjustable rate mortgages in their loan portfolios. Historically low residential fixed rates have resulted in consumer demand for refinancing the company's current portfolio of residential mortgages into long term fixed rates for sale to investors. The effect has been lower loan outstandings but higher loan origination income.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold increased $2,579,657 from December 31, 2000 to March 31, 2001. Investment securities and federal funds sold at March 31, 2001, were $53,482,881 compared with $50,903,224 at December 31, 2000, reflecting an 5.1% increase.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                March 31, 2001
                                  (Unaudited)

Asset Quality

Between December 31, 2000 and March 31, 2001, the Company experienced an increase in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or more, restructured loans, nonaccruing securities, and other real estate) from $2.319 million to $3.130 million. The ratio of loan loss allowance to total nonperforming assets decreased from .738 to .541, the ratio of nonperforming loans to total loans increased from .012 to .017. All of these ratios are favorable as compared to industry averages, and management is aware of no factors that would suggest that they are prone to erosion in future periods.

Deposits

Total deposits of $181,807,444 at March 31, 2001, increased $3,837,288 (2.2%)
over total deposits of $177,970,156 at year-end 2000. Deposits are the Company's primary source of funds with which to support its earning assets. Non-interest bearing deposits decreased $797,061 or 3.3% from year-end 2000 to March 31, 2001, and interest bearing deposits increased $4,634,349 (3.0%) from year-end 2000.

Long-term Debt

At March 31, 2001 and December 31, 2000, the Company had notes payable totaling $30,592,000 and $25,442,000, respectively.

Maturities of long-term debt for the years ending December 31 are as follows:

                         Maturities of Long-term Debt
                                (In thousands)

                               2001     2002      2003      2004      2005
                              ------   ------    ------    ------    ------

Interest in indebtedness....  $1,632   $1,613    $1,484    $1,423    $1,284
Repayment of principal......     350       --     2,500       500     2,500
                              ------   ------    ------    ------    ------

                              $1,982   $1,613    $3,984    $1,923    $3,784
                              ======   ======    ======    ======    ======

Shareholders' Equity

Company shareholders' equity decreased $59,266 from December 31, 2000 to March 31, 2001, due to net income of $465,408, the declaration of cash dividends of $821,269, the increase of unrealized gains on securities available-for-sale totaling $265,706 net of deferred tax asset and the reissuance of treasury stock of $30,889.

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

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                March 31, 2001
                                  (Unaudited)

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $50.933 million or 32.6% of the total loan portfolio at March 31, 2001, and there are $1.228 million of investment securities maturing within one year. Other sources of liquidity include short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and non-interest bearing deposit accounts. At March 31, 2001, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $14,000,000. Each of the Company's subsidiary banks is a member of the Federal Home Loan Bank of Atlanta. Membership provides the Company with additional lines of credit for liquidity needs. The Company has also established a line of credit under the parent company for $5,000,000.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to approximately $21,572,402 at March 31, 2001. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was approximately $23,266,062 at March 31, 2001.

The Company's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these requirements.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 and 2000

Summary

Net earnings of the Company for the three months ended March 31, 2001, were $465,408 compared to $684,019 for the same period in 2000, representing an 32.0% decrease. This decrease was due to an increase in deposit interest expense coupled with rising salary and benefits expense and other operating expenses partially offset by a decline in the provision for loan losses and taxes.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                March 31, 2001
                                  (Unaudited)

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 2001, increased $16,626 (0.4%) from the same period in 2000. This increase was due to improving interest income and fees on loans. Interest expense for the three months ended March 31, 2001, increased $294,594 or 14.6% over the corresponding period of 2000. As a result of these factors, net interest income decreased $277,968 or 11.4% in the three months ended March 31, 2001, compared to the same period of 2000.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Company's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $50,707 for the three months ended March 31, 2001, compared to $196,767 for the same period of 2000. Charge-offs exceeded recoveries by $68,712 for the three months ended March 31, 2001. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.08% at March 31, 2001, compared to 1.07% at year-end 2000.

Non-interest Income

Non-interest income for the three months ended March 31, 2001, was $826,187 compared to $832,028 for the same period of 2000. This 0.7% decrease was primarily due to insurance commissions of $316,144 in the first three months of 2001 as compared to $358,853 in the same period of 2000. Significant components of non-interest income are as follows: Service charges on deposits decreased $10,437 (3.3%), other operating income decreased $36,635 and gains on the sale of securities increased $83,940.

Non-interest Expenses

Non-interest expenses for the three months ended March 31, 2001, were $2,334,440 reflecting a 9.8% increase over the same period of 2000. The primary components of non-interest expenses are salaries and employee benefits, which increased to $1,238,935 for the three months ended March 31, 2001, 11.9% higher than in the same period of 2000. This increase resulted from additional employees added for a new branch opened in July of 2000, bonuses being paid in January of 2001, and the addition of a Corporate Counsel and a Technology Office to the staff. Occupancy costs decreased $21,712 and other operating expenses increased $97,882.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $143,739 for the three months ended March 31, 2001, decreased $126,819 compared to the same period of 2000, due to the decrease in income before income taxes. Taxes as a percent of earnings decreased from 28.3% to 23.6%. The effective tax rate of approximately 23.6% is less than the statutory rate principally because of the effect of tax-exempt interest income.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                March 31, 2001
                                  (Unaudited)

Recently Issued Accounting Standards

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

The primary objective of Asset/Liability Management at Frontier is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years. Frontier's Asset/Liability Management policy requires cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) to stay within a +/-20%. At March 31, 2001, Frontier's cumulative gap is well within this range through a five-year time frame with the one-year cumulative gap at -7.21%, the two-year at -6.17% and the three-year at -2.58%.

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

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                March 31, 2001
                                  (Unaudited)

PART 2. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 11 - Statement Re: Computation of Earnings per Share

     (b)  Reports on Form 8-K

          During the quarter ended March 31, 2001, one report was filed for Frontier National Corporation on Form 8-K announcing the 2000 earnings of the corporation.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                March 31, 2001
                                  (Unaudited)


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  FRONTIER NATIONAL CORPORATION

                  By: /s/ STEVEN R. TOWNSON                 May 14, 2001
                      ----------------------               --------------
                      Steven R. Townson
                      Chief Executive Officer, President
                      and Chief Financial Officer