Form 10-Q
period 2001-06-30
FRONTIER NATIONAL CORP
filed 2001-08-14
CIK 1059420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Class A, Common Stock, $.001 par       Outstanding at August 10, 2001: 3,427,569
                                                                       ---------

                         FRONTIER NATIONAL CORPORATION

                            June 30, 2001 Form 10-Q

                               TABLE OF CONTENTS


                                                                                Page No.
                                                                                --------
Part 1.  Financial Information

 Item 1. Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
             June 30, 2001 and December 31, 2000..............................      2

         Consolidated Statements of Income For the Three Months and Six Months
             Ended June 30, 2001 and 2000.....................................      3

         Consolidated Statements of Comprehensive Income For the Three Months
             and Six Months Ended June 30, 2001 and 2000......................      4

         Consolidated Statements of Cash Flows For the Six Months
             Ended June 30, 2001 and 2000.....................................      5

         Consolidated Statement of Shareholders' Equity For the Six Months
             Ended June 30, 2001..............................................      6

         Notes to Consolidated Financial Statements...........................      7

 Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................     10

 Item 3. Quantitative and Qualitative Disclosures About Market Risk...........     15

Part 2.  Other Information

 Item 1. Legal Proceedings....................................................     16

 Item 4. Submission of Matters to a Vote of Security Holders..................     17

 Item 6. Exhibits and Reports on Form 8-K.....................................     18

 Signatures...................................................................     19


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                                                     June 30,
                                                                       2001       December 31,
                                                                   (Unaudited)      2000
                                                                  ------------   ------------
Assets
 Cash and due from banks........................................  $  7,439,690   $  4,847,281
 Interest bearing deposits with other banks.....................       376,619        231,466
 Federal funds sold.............................................     5,034,000      6,220,000
                                                                  ------------   ------------
  Cash and cash equivalents.....................................    12,850,309     11,298,747
 Securities available-for-sale..................................    43,780,345     44,683,224
 Loans, net of unearned income..................................   163,414,965    160,199,121
 Allowance for loan losses......................................    (1,678,741)    (1,711,665)
 Premises and equipment, net....................................     9,012,841      8,458,207
 Accrued interest receivable....................................     1,740,214      1,861,978
 Cash surrender value on life insurance.........................     5,462,116      5,330,815
 Intangible assets, net.........................................     1,322,839      1,370,180
 Foreclosed real estate.........................................       224,383        392,582
 Other assets...................................................       953,265        916,639
                                                                  ------------   ------------
     Total Assets...............................................  $237,082,536   $232,799,828
                                                                  ------------   ------------
Liabilities and Shareholders' Equity

 Liabilities
  Deposits:
   Noninterest bearing deposits.................................  $ 23,872,676   $ 24,126,119
   Interest-bearing deposits....................................   157,342,577    153,844,037
                                                                  ------------   ------------
     Total Deposits.............................................   181,215,253    177,970,156
  Dividends payable.............................................            --        436,152
  Accrued interest payable......................................     1,290,830      1,158,688
  Short-term borrowings.........................................       244,773      3,961,078
  Long-term debt................................................    30,592,000     25,442,000
  Other liabilities.............................................       765,179        861,209
                                                                  ------------   ------------
     Total Liabilities..........................................   214,108,035    209,829,283
                                                                  ------------   ------------
 Shareholders' Equity
  Common stock ($.001 par value; 10,000,000 shares authorized,
   3,497,497 issued of which 3,427,569 were outstanding at
   June 30, 2001, and 3,421,953 at December 31, 2000)...........         3,498          3,498
  Paid-in capital...............................................    14,220,854     14,239,609
  Retained earnings.............................................     9,436,084      9,684,470
  Treasury stock, at cost (69,928 shares at June 30, 2001, and
   75,544 shares at December 31, 2000)..........................      (960,453)    (1,046,547)
  Accumulated other comprehensive income (loss): net
   unrealized holding gains on securities available-for-sale,
   net of deferred income tax...................................       274,518         89,515
                                                                  ------------   ------------
     Total Shareholders' Equity.................................    22,974,501     22,970,545
                                                                  ------------   ------------
     Total Liabilities and Shareholders' Equity.................  $237,082,536   $232,799,828
                                                                  ============   ============

                See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

           Three Months and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                    Three Months Ended           Six Months Ended
                                                         June 30                     June 30
                                                 -------------------------  -------------------------
                                                     2001          2000          2001          2000
                                                 ----------    ----------    ----------    ----------
Interest Income
       Interest and fees on loans..............  $3,735,537    $3,712,083    $7,440,273    $7,290,985
       Interest and dividends on securities:
          Taxable securities...................     419,700       438,255       816,986       908,053
          Nontaxable securities................     221,062       298,496       481,222       626,964
       Interest on deposits with other banks...       4,580         4,010        14,699        14,472
       Interest earned on federal funds sold...      72,907        32,713       176,254       104,105
                                                 ----------    ----------    ----------    ----------
          Total Interest Income................   4,453,786     4,485,557     8,929,434     8,944,579

Interest Expense
       Interest on deposits....................   1,830,931     1,700,475     3,722,376     3,352,310
       Interest on borrowed funds..............     400,441       408,512       816,537       769,624
                                                 ----------    ----------    ----------    ----------
          Total Interest Expense...............   2,231,372     2,108,987     4,538,913     4,121,934

Net Interest Income............................   2,222,414     2,376,570     4,390,521     4,822,645
Provision for loan losses......................      (7,477)      (29,996)      (58,184)     (226,763)
                                                 ----------    ----------    ----------    ----------

Net Interest Income After Provision for
   Loan Losses.................................   2,214,937     2,346,574     4,332,337     4,595,882

Noninterest Income
       Customer service fees...................     308,143       445,160       612,897       760,351
       Commission income.......................     352,640       380,594       668,784       739,447
       Other operating income..................     147,400        88,558       268,749       246,542
       Securities gains........................          --         2,914        83,940         2,914
                                                 ----------    ----------    ----------    ----------
          Total Noninterest Income.............     808,183       917,226     1,634,370     1,749,254

Noninterest Expense
       Salaries and employee benefits..........   1,212,532     1,122,496     2,451,467     2,229,920
       Net occupancy expense...................     345,378       357,299       695,456       681,980
       Other operating expenses................     794,145       706,648     1,539,572     1,401,300
                                                 ----------    ----------    ----------    ----------
          Total Noninterest Expenses...........   2,352,055     2,186,443     4,686,495     4,313,200

Income before income taxes.....................     671,065     1,077,357     1,280,212     2,031,936
Provision for income taxes.....................    (126,988)     (320,184)     (270,727)     (590,742)
                                                 ----------    ----------    ----------    ----------
Net Income.....................................  $  544,077    $  757,173    $1,009,485    $1,441,194
                                                 ==========    ==========    ==========    ==========

Earnings Per Common Share
       Basic...................................       $0.16         $0.22         $0.29         $0.42
       Diluted.................................        0.15          0.22          0.29          0.41
Weighted Average Shares Outstanding
       Basic...................................   3,424,436     3,416,224     3,423,320     3,415,985
       Diluted.................................   3,511,833     3,484,789     3,516,072     3,485,960

                See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

           Three Months and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)


                                                         Three Months Ended         Six Months Ended
                                                               June 30                  June 30
                                                       ---------------------    -----------------------
                                                          2001        2000          2001          2000
                                                       ---------    --------    ----------    ----------
Net Income...........................................  $ 544,077    $757,173    $1,009,485    $1,441,194
Other comprehensive, net of tax:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising
       during the period.............................   (125,901)    (96,822)      383,169       282,000
   Reclassification adjustments for (gains)
       losses included in net income.................         --      (2,914)      (83,940)       (2,914)
                                                       ---------    --------    ----------    ----------
          Net unrealized gains (losses)..............   (125,901)    (99,736)      299,229       279,086
   Income tax (expense) benefit related to items of
       other comprehensive income....................     45,198      37,984      (114,226)     (101,825)
                                                       ---------    --------    ----------    ----------
Other comprehensive income (loss)....................    (80,703)    (61,752)      185,003       177,261
                                                       ---------    --------    ----------    ----------
Comprehensive Income.................................  $ 463,374    $695,421    $1,194,488    $1,618,455
                                                       =========    ========    ==========    ==========

                See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                    Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                             2001           2000
                                                         -----------   ------------
Operating Activities
  Net cash provided by operating activities............  $   818,291   $  2,199,329

Investing Activities
 Proceeds from sales of securities available-for-sale..    9,003,378      5,978,499
 Purchases of securities available-for-sale............   (7,706,614)      (250,000)
 Net increase in loans to customers....................   (3,288,152)   (19,635,919)
 Purchases of premises and equipment, net..............     (913,000)    (1,400,882)
 Proceeds from sale of foreclosed real estate..........      149,399         90,903
                                                         -----------   ------------
  Net Cash Used In Investing Activities................   (2,754,989)   (15,217,399)
                                                         -----------   ------------

Financing Activities
 Net increase in deposits..............................    3,245,097      5,065,462
 Net increase (decrease) in federal funds purchased....   (2,000,000)     3,240,000
 Net increase (decrease) in short-term borrowings......   (1,716,305)       213,148
 Dividends paid........................................   (1,257,871)      (874,281)
 Proceeds from sale of treasury stock..................       67,339         58,032
 Treasury stock purchased..............................           --        (38,500)
 Proceeds from notes payable, net......................    5,150,000      1,400,000
                                                         -----------   ------------
  Net Cash Provided By Investing Activities............    3,488,260      9,063,861
                                                         -----------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents...    1,551,562     (3,954,209)

Cash and Cash Equivalents at Beginning of Period.......   11,298,747     13,644,076
                                                         -----------   ------------

Cash and Cash Equivalents at End of Period.............  $12,850,309   $  9,689,867
                                                         ===========   ============

                 See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                         Six Months Ended June 30, 2001
                                  (Unaudited)

                                                                                Accumulated
                                                                                   Other
                            Common   Paid-In      Retained         Treasury    Comprehensive
                            Stock    Capital      Earnings          Stock      Income (Loss)     Total
                           ------  -----------   -----------     -----------   -------------  -----------
Balance at
 December 31, 2000......   $3,498  $14,239,609   $ 9,684,470     $(1,046,547)     $ 89,515    $22,970,545
Net income -
 June 30, 2001..........       --           --     1,009,485              --            --      1,009,485

Unrealized gains on
 securities available-
 for sale, net of
 reclassification
 adjustment, net of
 tax of ($114,226)......       --           --            --              --       185,003        185,003
                                                                                              -----------
Comprehensive
 income.................       --           --            --              --            --      1,194,488
                                                                                              -----------

Cash dividends-
 common.................       --           --    (1,257,871)             --            --     (1,257,871)

Issuance of
 treasury stock.........       --      (18,755)           --          86,094            --         67,339
                           ------  -----------   -----------     -----------   -------------  -----------

Balance at
 June 30, 2001..........   $3,498  $14,220,854   $ 9,436,084     $  (960,453)     $274,518    $22,974,501
                          =======  ===========   ===========   =============      ========    ===========


                 See notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                 June 30, 2001
                                  (Unaudited)

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Frontier National Corporation (the "Company") and its wholly-owned subsidiaries, Frontier National Bank, Lanett, Alabama, Frontier National Bank, Sylacauga, Alabama, Frontier Finance Company, Inc., and Frontier Financial Services, Inc., collectively, the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for Frontier National Corporation and subsidiaries for the year ended December 31, 2000, included in Form 10-K filed in March 2001.

Note B - Income Taxes

The effective tax rates of approximately 21 percent and 29 percent for the six months ended June 30, 2001 and 2000, respectively, are less than the statutory rate principally because of the effect of tax-exempt interest income.

Note C - Securities

The Company applies the accounting and reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. This pronouncement requires that all investments in debt securities be classified as either "held-to-maturity" securities, which are reported at amortized cost; "trading" securities, which are reported at fair value, with unrealized gains and losses included in earnings; or "available-for-sale" securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).

At June 30, 2001, the Company had net unrealized gains of $422,816 in available-for-sale securities that are reflected in the presented assets and resulted in an increase in shareholders' equity of $274,518, net of deferred tax. There were no trading securities.

The net increase in shareholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2000 to June 30, 2001 was $185,003. See also Note D - Shareholders' Equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                  June 30, 2001
                                  (Unaudited)

Note D - Shareholders' Equity

During the first six months of 2001, cash dividends of $1,257,871 were charged against equity. Equity was increased by $185,003 for the increase in net unrealized gains on securities. Treasury stock was reissued, increasing shareholders' equity $67,339. See also Note E - Treasury Stock.

Note E - Treasury Stock

During the first six months of 2001, 5,616 shares of common stock held in treasury at cost were reissued and accounted for on a first-in-first-out method. The treasury stock balance represents 69,928 shares at June 30, 2001, and 75,544 shares at December 31, 2000.

Note F - Segment Reporting

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

Note G - Subsequent Events

On July 9, 2001, the Board declared a dividend of $0.1275 payable to stockholders of record as of July 9, 2001, and to be paid on September 26, 2001.

Note H - Stock Options

The Company has issued a total of 251,500 incentive stock options of which all are outstanding at exercise prices ranging from $6.67 to $13.00 (the fair market values on the grant dates). These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date.

The Company has issued a total of 54,000 nonqualified stock options at exercise prices ranging from $9.375 to $13.00 (the fair market values on the grant dates). These options are immediately exercisable and expire on the one-year anniversary date of the director's termination of service to the Board.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                  June 30, 2001
                                  (Unaudited)

Note I - Business Combination

First Bank Of Childersburg ("First Bank") is a state-chartered bank with offices located in Childersburg, Chelsea, and Vincent, Alabama (located in Talladega and Shelby counties), as well as Grant, Alabama, (located in Marshall county). The sole shareholder of First Bank has decided to concentrate his resources and time with his bank assets in Northern Alabama, as well as other assets in Tennessee. As a result, he has decided to sell the offices in Talladega and Shelby counties. After many discussions with the management of Frontier National Bank, a Purchase and Assumption Agreement was entered into between the parties on April 27, 2001, and further amended on May 18, 2001.

The transaction will basically involve the purchase of substantially all assets and the assumption of certain liabilities pursuant to the Purchase Agreement and related documents except that $3.2 million in loans will be retained by First Bank. Frontier National Bank will also acquire real property located in
Childersburg and Vincent.    The purchase price will be in the form of 58,667
shares of Series A preferred stock of the Company with a stated value of $704,000.

Note J - New Subsidiary

Frontier Reinsurance, Inc., formed on May 18, 2001, offers credit life and credit accident and health insurance products for sale. Frontier Reinsurance, Inc. was initially capitalized with $250,000 (allocated $75,000 to common stock and $175,000 to paid-in capital).

As a result of the creation and operation of the reinsurance operation, the Bank enjoys certain tax advantages, enhanced profits, and reduced financial risk.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 2001, Form 10-Q.

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

FINANCIAL CONDITION

June 30, 2001, compared to December 31, 2000

Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 2001. Loans, net of unearned income and allowance for loan losses, were 68.2% of total assets at June 30, 2001, and 68.1% of total assets at December 31, 2000. Total net loans were $161,736,224 at June 30, 2001, representing a 2.0% increase from the December 31, 2000, total of $158,487,456. This slight increase is the result of a general slowdown in the economy and lowered residential interest rates. The slower economy has resulted in lower demand for the Company's loan products, while the lower interest rates have caused many consumers to refinance existing loans.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold decreased $2,088,879 from December 31, 2000 to June 30, 2001. Investment securities and federal funds sold at June 30, 2001, were $48,814,345 compared with $50,903,224 at December 31, 2000, reflecting a 4.1% decrease.

Asset Quality

Between December 31, 2000 and June 30, 2001, the Company experienced an increase in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or more, restructured loans, nonaccruing securities, and other real estate) from $2.319 million to $3.237 million. The ratio of loan loss allowance to total nonperforming assets decreased from .738 to .519, the ratio of nonperforming loans to total loans increased from .012 to .018. All of these ratios are favorable as compared to industry averages, and management is aware of no factors that would suggest that they are prone to erosion in future periods.

Deposits

Total deposits of $181,215,253 at June 30, 2001, increased $3,245,097 (1.8%)
over total deposits of $177,970,156 at year-end 2000. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest bearing deposits decreased $253,443 or 1.05% from year-end 2000 to June 30, 2001, and interest bearing deposits increased $3,498,540 (2.27%) from year-end 2000.

Long-term Debt

At June 30, 2001 and December 31, 2000, the Company had notes payable totaling $30,592,000 and $25,442,000, respectively.

Maturities of long-term debt for the years ending December 31 are as follows:

                           Maturities of Long-term Debt
                                 (In thousands)

                             2001    2002    2003    2004    2005
                            ------  ------  ------  ------  ------

Interest in indebtedness..  $1,632  $1,613  $1,484  $1,423  $1,284
Repayment of principal....     350      --   2,500     500   2,500
                            ------  ------  ------  ------  ------

                            $1,982  $1,613  $3,984  $1,923  $3,784
                            ======  ======  ======  ======  ======

Shareholders' Equity

Company shareholders' equity increased $3,956 from December 31, 2000 to June 30, 2001, due to net income of $1,009,485, the declaration of cash dividends of $1,257,871, the increase of unrealized gains on securities available-for-sale totaling $185,003, net of deferred tax, and the reissuance of treasury stock of $67,339.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $51.0 million or 31.2% of the total loan portfolio at June 30, 2001, and there are $392 thousand of investment securities maturing within one year. Other sources of liquidity include short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. At June 30, 2001, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $14,000,000. Each of the Company's subsidiary banks is a member of the Federal Home Loan Bank of Atlanta. Membership provides the Company with additional lines of credit up to $40,000,000 for liquidity needs. The Company has also established a line of credit under the parent company for $5,000,000.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to approximately $21,379,619 at June 30, 2001. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was approximately $23,058,360 at June 30, 2001.

The Company's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these requirements.

RESULTS OF OPERATIONS

Six months and three months ended June 30, 2001 and 2000

Summary

Net earnings of the Company for the six months ended June 30, 2001, were $1,009,485 compared to $1,441,194 for the same period in 2000, representing an 30.0% decrease. This decrease was due to an increase in interest expense on deposits coupled with rising salary and benefits expense and other operating expense partially offset by a decline in the provision for loan losses and taxes. The increase in interest expense is a direct result from an increase of $7,308,427 or 4.05% in interest-bearing liabilities over the same period in 2000.

The results for the quarter ended June 30, 2001, bear a strong resemblance to those results reported for the six months ended June 30, 2001. All ratios and trends are quite similar.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 2001, decreased $15,145 (0.17%) from the same period in 2000. This decrease was due to a decrease in investment income from the same period in 2000. In order to shorten the duration of the portfolio and to improve liquidity, higher yielding investments with longer maturities were sold and investments with shorter maturities and lower yields were purchased. The decrease in investment income was partially offset with an increase in loan fees over the same period in 2000. Interest expense for the six months ended June 30, 2001, increased $416,979 or 10.1% over the corresponding period of 2000. As a result of these factors, net interest income decreased $432,124 or 8.97% in the six months ended June 30, 2001, compared to the same period of 2000.

Net interest income decreased $154,156 during the quarter ended June 30, 2001, as compared to the same period in 2000. An increase of $130,456 in deposit interest expense is the primary reason for the decline in net interest income for the quarter.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Company's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $58,184 for the six months ended June 30, 2001, compared to $226,763 for the same period of 2000. Charge-offs exceeded recoveries by $91,108 for the six months ended June 30, 2001. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 1.03% at June 30, 2001, compared to 1.07% at year-end 2000.

The provision for loan losses was $7,477 for the three months ended June 30, 2001, compared to $29,996 for the same period in 2000.

Noninterest Income

Noninterest income for the six months ended June 30, 2001, was $1,634,370 compared to $1,749,254 for the same period of 2000. This 6.57% decrease was primarily due to customer service fees of $612,897 in the first six months of 2001 as compared to $760,351 in the same period of 2000. Other significant components of noninterest income are as follows: Insurance commissions decreased $70,663 (9.56%), other operating income increased $22,207 and gains on the sale of securities increased $81,026.

Noninterest income decreased by $109,043 or 11.9% for the quarter ended June 30, 2001, compared to the same period in 2000. The decline in noninterest income can be attributed to declining customer service fees, down $137,017 when compared to last years second quarters fees.

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2001, were $4,686,495 reflecting an 8.65% increase over the same period of 2000. The primary components of noninterest expenses are salaries and employee benefits, which increased to $221,547 for the six months ended June 30, 2001, 9.94% higher than in the same period of 2000. Occupancy costs increased $13,476 and other operating expenses increased $138,272.

Noninterest expenses rose $165,612 or 7.6% for the three months ended June 30, 2001, compared to the same period in 2000. The escalation in expenses is attributable in large part to increases in salary and employee benefits of $90,036 and increases in other operating expenses of $87,497.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $270,727 for the six months ended June 30, 2001, decreased $320,015 compared to the same period of 2000, due to reduced earnings along with an increase in tax-free income as a percentage of total earnings. Taxes as a percent of earnings decreased from 29% to 21%. The effective tax rate of approximately 21% is less than the statutory rate principally because of the effect of tax-exempt interest income.

The provision for income taxes of $126,988 for the quarter ended June 30, 2001, compared to $320,184 for the period during 2000.

Recently Issued Accounting Standards

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produced dramatically different financial statement results. The single-method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and, thus, all business combinations should be accounted for in the same way that other asset acquisitions are accounted for based on the values exchanged. Expanded and revised guidance is provided related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It also provides new standards for how these intangible assets should be accounted for after they have been initially recognized in the financial statements. The major changes required by this Statement relate to the discontinuance of the accounting practice of amortizing or expensing intangibles ratably over a prescribed time period. The new guidance requires that goodwill and certain other intangibles be tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts. Additional disclosure requirements are also provided. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001.

Due to their recent issuance, the outcome of adopting SFAS No. 141 and SFAS No. 142 has not been fully analyzed or quanitified by management, therefore, the future impact on the Company's consolidated financial statements cannot presently be projected.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Bank's primary risk is interest rate risk.

The primary objective of Asset/Liability Management at the Bank is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years. The Bank's Asset/Liability Management policy requires cumulative gap (the difference between rate sensitive asset and rate sensitive liabilities) to total asset to stay within a +/-20%. At June 30, 2001, the Bank's cumulative gap is well within this range through a five-year time frame with the one-year cumulative gap at -8.61%, the two-year at -6.35% and the three-year at -1.15%.

The Bank has not experienced a high level of volatility in net interest income primarily because of the relatively large base of core deposits that do not reprice on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and money market savings accounts. Balances for these accounts are reported based on historical repricing experienced at each bank. However, the rates paid are typically not directly related to market interest rates, since management has some discretion in adjusting these rates as market rates change.

The Bank uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of The Bank's net interest income and stockholders' equity to both the level of interest rates and the slope of the yield curve. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income. Although net interest income is not materially impacted during simulation analysis under different rate scenarios, the Bank is asset sensitive in the 30, 60, and 90-day time frame and is slightly liability sensitive in the 360-day through five-year time frame.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

        1. Cagle's Inc. v. Valley National Bank, (currently Frontier National Bank, Lanett) Case No. 00-A-851-E, pending in the U.S. District Court for the Middle District of Alabama.

        On June 30, 2000, a complaint alleging breach of duty, and negligence against Frontier National Bank, Lanett, Alabama in connection with its acceptance for deposit of five checks totaling in excess of $1,000,000 was filed in federal court in Alabama. The plaintiff, a publicly traded poultry processing concern, alleged that the Bank knew or should have known that the checks were not authorized. The plaintiffs sought unspecified compensatory and punitive damages as well as other relief. The Bank denied liability and defended the action vigorously. The Bank recently received notice that the federal judge hearing the case granted summary judgment in the Bank's favor ordering the dismissal of all claims against the Bank. Cagle's is deciding whether it wishes to appeal this decision to the 11/th/ Circuit Court of Appeals in Atlanta.

        2. Craig Wheelus et. al. v. First National America's Bank et. al., (currently, Frontier National Bank, Sylacauga) Case No. CV2000-408, pending in the Circuit Court of Talladega County, Alabama.

        On September 25, 2000 plaintiff filed a complaint against the Bank, one of its employees, and a residential homebuilder alleging conspiracy, conversion, breach, and fraud relating to the construction of and financing of a residential home being built and purchased by the plaintiffs. All defendants denied liability and vigorously defended the claim by asserting, among other things, that the plaintiffs' claims were not entitled to be tried before a jury as the plaintiffs had agreed in advance of the disputes to arbitrate any and all disputes. After hearing arguments on the motions relating to the arbitration issue, the trial judge entered an order compelling arbitration of all claims against all defendants. The defendants are pleased with this outcome and in the event that this lawsuit is not dismissed by the plaintiffs, the defendants will seek the services of an arbitrator to rule on the claims raised by the plaintiffs.

        3. Valley National Bank (currently, Frontier National Bank, Lannett) v Bill Heard Chevrolet Company, Rhonda Stillwell and Edmund Stillwell, Civil Action No. CV-00-38, pending in the Circuit Court of Chambers County, Alabama.

        This action was initially filed by Frontier National Bank, Lanett in the Circuit Court of Chambers County seeking a declaratory judgment against defendant Bill Heard Chevrolet. Later, Frontier National Bank, Lanett filed an amended complaint adding Rhonda Stillwell and Edmund Stillwell as additional defendants. The suit sought the issuance of a declaratory judgment to the effect that Bill Heard Chevrolet Company made fraudulent misrepresentations to the Bank in securing a cashier's check. It also sought a judgment against defendants Rhonda and Edmund Stillwell for the amount of any sum which the Bank might ultimately be obligated to pay defendant Bill Heard Chevrolet Company. Defendants Rhonda and Edmund Stillwell filed a cross-claim against Bill Heard Chevrolet Company alleging a variety of fraud claims and negligence and a counter-claim against the Bank alleging claims for breach, fraud, and negligence. Discovery in the matter has not yet commenced; therefore, it is too early to ascertain all of the relevant facts. However, the Bank intends to vigorously defend this claim and the Bank denies all liability.

Other than the cases described above, the Company is not involved in any legal proceeding nor is it a party to any pending or threatened claim that could reasonably by expected to have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On June 11, 2001, the Company held its Annual Meeting of Shareholders. The following items were presented to a vote of holders (the "Shareholders") of the Company's outstanding Common Stock.

1. The Shareholders elected (a) Wesley L. Bowden, (b) Harry I. Brown, Jr., (c) Harry I. Brown, Sr., (d) Jerry L. Fielding, (e) Charles M. Reeves, Jr., (f) Steven E. Sprayberry, (g) Raymond C. Styres, (h) Steven R. Townson, (i) Barry D. Vaughn, (j) Christopher N. Zodrow to the Company's Board of Directors to serve as directors for the ensuing year and until successors are appointed or elected.

2. The shareholders appointed Schauer, Taylor, Cox, Vise & Morgan, P.C. as the Company's auditors for the 2001 fiscal year.

  The number of votes for each of the above is summarized in the table below.

-----------------------------------------------------------------------------------------
         Item Submitted to Shareholders              For     Against  Abstain    Total
-----------------------------------------------------------------------------------------
(1)(a)  Election of Wesley L. Bowden              2,628,340    1,041     0     2,629,381
-----------------------------------------------------------------------------------------
(1)(b)  Election of Harry I. Brown, Jr.           2,628,340    1,041     0     2,629,381
-----------------------------------------------------------------------------------------
(1)(c)  Election of Harry I. Brown, Sr.           2,623,342    6,039     0     2,629,381
-----------------------------------------------------------------------------------------
(1)(d)  Election of Jerry L. Fielding             2,628,340    1,041     0     2,629,381
-----------------------------------------------------------------------------------------
(1)(e)  Election of Charles M. Reeves, Jr.        2,628,340    1,041     0     2,629,381
-----------------------------------------------------------------------------------------
(1)(f)  Election of Steven E. Sprayberry          2,628,340    1,041     0     2,629,381
-----------------------------------------------------------------------------------------
(1)(g)  Election of Raymond C. Styres             2,628,340    1,041     0     2,629,381
-----------------------------------------------------------------------------------------
(1)(h)  Election of Steven R. Townson             2,628,340    1,041     0     2,629,381
-----------------------------------------------------------------------------------------
(1)(i)  Election of Barry D. Vaughn               2,623,342    6,039     0     2,629,381
-----------------------------------------------------------------------------------------
(1)(j)  Election of Christopher N. Zodrow         2,628,340    1,041     0     2,629,381
-----------------------------------------------------------------------------------------
(2)     Appointment of Schauer, Taylor, Cox,      2,628,421        0    960    2,629,381
        Vise & Morgan, P.C. as auditors
-----------------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 11 - Statement Re: Computation of Earnings per Share

        (b) Reports on Form 8-K

            On May 4, 2001 Frontier National Corporation filed a report on Form 8-K announcing an agreement to purchase certain assets of the First Bank of Childersburg.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               FRONTIER NATIONAL CORPORATION

               By: /s/  STEVEN R. TOWNSON               August 13, 2001
                   ----------------------------------   ---------------
                   Steven R. Townson
                   Chief Executive Officer, President
                   and Chief Financial Officer