Form 10-Q
period 2001-09-30
FRONTIER NATIONAL CORP
filed 2001-11-13
CIK 1059420

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A, Common Stock,.001 par     Outstanding at October 31, 2001: 3,430,406

                                   Form 10-Q

                         FRONTIER NATIONAL CORPORATION

                              September 30, 2001


                               TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------
Part 1.  Financial Information

 Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition As of
            September 30, 2001 and December 31, 2000.................................      2

          Consolidated Statements of Income for the Three Months and Nine Months
            Ended September 30, 2001.................................................      3

          Consolidated Statements of Comprehensive Income for the Three Months
            and Nine Months Ended September 30, 2001.................................      4

          Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2001 and 2000........................................      5

          Consolidated Statements of Shareholders' Equity for the Nine Months
            Ended September 30, 2001.................................................      6

          Notes to Consolidated Financial Statements.................................      7

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations............................     10

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................     14

Part 2.  Other Information

 Item 1.  Legal Proceedings..........................................................     16

 Item 6.  Exhibits and Reports on Form 8-K...........................................     18

Signatures

                See notes to consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                                                        September 30,
                                                                            2001               December 31
                                                                         (Unaudited)              2000
                                                                       ----------------       ------------
Assets
   Cash and due from banks...........................................        10,175,953       $  4,847,281
   Interest bearing deposits with other banks........................           553,456            231,466
   Federal funds sold................................................         6,113,000          6,220,000
                                                                           ------------       ------------
       Cash and cash equivalents.....................................        16,842,409         11,298,747
   Securities available-for-sale.....................................        47,466,219         44,683,224
   Securities held-to-maturity (fair market value of $98,291 and                 98,291                 --
    $-0-)............................................................
   Loans, net of unearned income.....................................       190,548,433        160,199,121
   Allowance for loan losses.........................................        (1,938,397)        (1,711,665)
   Premises and equipment, net.......................................        11,153,367          8,458,207
   Accrued interest receivable.......................................         2,042,138          1,861,978
   Cash surrender value on life insurance............................         5,531,227          5,330,815
   Intangible assets, net............................................         1,995,016          1,370,180
   Foreclosed real estate............................................           218,705            392,582
   Other assets......................................................           845,283            916,639
                                                                           ------------       ------------
       Total Assets..................................................      $274,802,691       $232,799,828
                                                                           ============       ============

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
       Non-interest bearing deposits.................................      $ 30,627,651       $ 24,126,119
       Interest-bearing deposits.....................................       181,254,399        153,844,037
                                                                           ------------       ------------
         Total Deposits..............................................       211,882,050        177,970,156

   Federal funds purchased...........................................         2,500,000                 --
   Dividends payable.................................................                --            436,152
   Accrued interest payable..........................................         1,303,613          1,158,688
   Short-term borrowings.............................................           365,745          3,961,078
   Long-term debt....................................................        33,641,904         25,442,000
   Other liabilities.................................................           941,271            861,209
                                                                           ------------       ------------
         Total Liabilities...........................................       250,634,583        209,829,283
                                                                           ------------       ------------

Shareholders' Equity
   Common stock ($.001 par value; 10,000,000 shares authorized,
       3,497,497 issued of which 3,430,406 were outstanding at
       September 30, 2001, and 3,421,953 were outstanding at
       December 31, 2000)............................................             3,498              3,498
   Series A preferred stock ($.001 par value; 200,000 shares
    authorized,
       58,667 issued and outstanding at September 30, 2001; minimum             704,000                 --
       stated value of $12.00 per share).............................
   Paid-in capital...................................................        14,207,212         14,239,609
   Retained earnings.................................................         9,523,752          9,684,470
   Accumulated other comprehensive income: net unrealized holding
       gains on securities available-for-sale, net of deferred                  646,669             89,515
        income tax...................................................
   Treasury stock, at cost (67,091 shares at September 30, 2001,
       and 75,544 shares at December 31, 2000........................          (917,023)        (1,046,547)
                                                                           ------------       ------------
         Total Shareholders' Equity..................................        24,168,108         22,970,545
                                                                           ------------       ------------

         Total Liabilities and Shareholders' Equity..................      $274,802,691       $232,799,828
                                                                           ============       ============

                See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

        Three Months and Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)


                                                           Three-Months Ended                    Nine-Months Ended
                                                              September 30,                        September 30,
                                                    ---------------------------------  -------------------------------------
                                                         2001                2000           2001                    2000
                                                    ------------         ------------  --------------        ---------------
Interest Income
 Interest and fees on loans.......................     $3,919,716         $3,780,934        $11,359,989         $11,071,919
 Interest and dividends on securities:
   Taxable securities.............................        452,559            419,675          1,269,545           1,327,728
   Nontaxable securities..........................        217,528            273,770            698,750             900,734
 Interest earned on deposits with other banks.....          3,482              4,002             18,181              18,474
 Interest earned on federal funds sold............         52,706              8,839            228,960             112,944
                                                       ----------         ----------        -----------         -----------
   Total Interest Income..........................      4,645,991          4,487,220         13,575,425          13,431,799

Interest Expense
 Interest on deposits.............................      1,860,918          1,796,466          5,583,294           5,148,776
 Interest on borrowed funds.......................        402,328            413,012          1,218,865           1,182,636
                                                       ----------         ----------        -----------         -----------
   Total Interest Expense.........................      2,263,246          2,209,478          6,802,159           6,331,412

Net Interest Income...............................      2,382,745          2,277,742          6,773,266           7,100,387
Provision for loan losses.........................        (47,484)          (243,853)          (105,668)           (470,616)
                                                       ----------         ----------        -----------         -----------

Net Interest Income After
 Provision for Loan Losses........................      2,335,261          2,033,889          6,667,598           6,629,771

Noninterest Income
 Customer service fees............................        333,995            471,678            946,892           1,232,029
 Commission income................................        279,679            385,566            948,463           1,125,013
 Other operating income...........................        182,122             71,081            450,871             317,623
 Securities gains (losses)........................             --             (4,056)            83,940              (1,142)
                                                       ----------         ----------        -----------         -----------
   Total Noninterest Income.......................        795,796            924,269          2,430,166           2,673,523
Noninterest Expenses
 Salaries and employee benefits...................      1,251,653          1,222,008          3,703,120           3,451,928
 Occupancy and equipment expense..................        396,345            376,989          1,091,801           1,058,969
 Other operating expenses.........................        801,223            938,020          2,340,795           2,339,320
                                                       ----------         ----------        -----------         -----------
   Total Noninterest Expenses.....................      2,449,221          2,537,017          7,135,716           6,850,217

Income before income taxes........................        681,836            421,141          1,962,048           2,453,077
Provision for income taxes........................       (157,153)             7,385           (427,880)           (583,357)
                                                       ----------         ----------        -----------         -----------
Net Income........................................     $  524,683         $  428,526        $ 1,534,168         $ 1,869,720
                                                       ==========         ==========        ===========         ===========
Earnings Per Common Share
 Basic............................................     $     0.15         $     0.13        $      0.45         $      0.55
 Diluted..........................................           0.15               0.12               0.44                0.54
Cash Dividends Declared Per Common Share..........     $     0.13         $     0.13        $      0.50         $      0.38

Weighted Average Shares Outstanding
 Basic............................................      3,427,877          3,418,243          3,424,855           3,416,748
 Diluted..........................................      3,537,183          3,492,566          3,524,514           3,485,083

                See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

        Three Months and Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)


                                                    Three-Months Ended                 Nine-Months Ended
                                                       September 30,                     September 30,
                                              -------------------------------  ----------------------------------
                                                   2001             2000             2001               2000
                                              ------------      -------------  --------------      --------------
Net Income..................................      $ 524,683        $ 428,526       $1,534,168         $1,869,720
Other Comprehensive, Net of Tax:
 Unrealized holding gains
   arising during the period................        600,579          867,773          983,748          1,149,773
 Less: Reclassification adjustments for
   (gains) losses included in net income....             --            4,056          (83,940)             1,142
                                                  ---------        ---------       ----------         ----------
 Net unrealized gains.......................        600,579          871,829          899,808          1,150,915
 Income tax related to items of other
   comprehensive income.....................       (228,428)        (327,376)        (342,654)          (429,201)
                                                  ---------        ---------       ----------         ----------

Other Comprehensive Income..................        372,151          544,453          557,154            721,714
                                                  ---------        ---------       ----------         ----------

Comprehensive Income........................      $ 896,834        $ 972,979       $2,091,322         $2,591,434
                                                  =========        =========       ==========         ==========

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                 Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)


                                                                               2001                2000
                                                                           ------------        ------------
Operating Activities
   Net cash provided by operating activities.........................      $  1,601,571        $  2,700,428

Investing Activities
   Proceeds from sales of securities available-for-sale..............        10,632,588           8,482,535
   Purchases of securities available-for-sale........................        (7,827,714)           (250,000)
   Net increase in loans to customers................................       (14,262,868)        (19,833,701)
   Purchases of premises and equipment...............................        (1,437,047)         (1,958,094)
   Proceeds from sale of foreclosed real estate......................           187,162             148,941
   Net cash received in branch acquisition...........................        10,524,944                  --
                                                                           ------------        ------------
       Net Cash Used In Investing Activities.........................        (2,182,935)        (13,410,319)
                                                                           ------------        ------------

Financing Activities
   Net increase in deposits..........................................         1,054,366           5,029,441
   Net increase (decrease) in short-term borrowings..................        (1,095,333)            412,722
   Dividends paid....................................................        (2,131,038)         (1,745,905)
   Proceeds from sale of treasury stock..............................            97,127              91,609
   Treasury stock purchased..........................................                --             (38,500)
   Proceeds from notes payable, net..................................         8,199,904           1,400,000
                                                                           ------------        ------------
       Net Cash Provided By Financing Activities.....................         6,125,026           5,149,367
                                                                           ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents.................         5,543,662          (5,560,524)

Cash and Cash Equivalents at Beginning of Period.....................        11,298,747          13,644,076
                                                                           ------------        ------------

Cash and Cash Equivalents at End of Period...........................      $ 16,842,409        $  8,083,552
                                                                           ============        ============

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                     Nine months Ended September 30, 2001
                                  (Unaudited)

                                                                                                   Accumulated
                                                                                                     Other
                                   Common   Preferred    Capital      Retained      Treasury      Comprehensive
                                   Stock      Stock      Surplus      Earnings        Stock          Income          Total
                                 ---------  ---------  -----------  ------------  ------------  -----------------  ---------
Balance at
 December 31, 2000.............   $ 3,498  $      --   $14,239,609   $ 9,684,470   $(1,046,547)     $   89,515    $22,970,545

Net income -
 September 30, 2001............        --         --            --     1,534,168            --              --      1,534,168

Unrealized gains on
 securities available- for-
 sale, net of reclassification
 adjustment, net of
 tax of ($342,654).............        --         --            --            --            --         557,154        557,154
                                                                                                                  -----------
Comprehensive income...........        --         --            --            --            --                      2,091,322
                                                                                                                  -----------

Cash dividends - common........        --         --            --    (1,694,886)           --              --     (1,694,886)

Issuance of preferred stock....        --    704,000            --            --            --              --        704,000

Issuance of treasury stock.....        --         --       (32,397)           --       129,524              --         97,127
                                  -------  ---------   -----------   -----------   -----------      ----------    -----------

Balance at
 September 30, 2001............   $ 3,498  $ 704,000   $14,207,212   $ 9,523,752   $  (917,023)     $  646,669    $24,168,108
                                  =======  =========   ===========   ===========   ===========      ==========    ===========

                See notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)



Note A - Basis of Presentation

The consolidated financial statements include the accounts of Frontier National Corporation (the "Company") and its wholly-owned subsidiaries, Frontier National Bank, Lanett, Alabama, Frontier National Bank, Sylacauga, Alabama, Frontier Finance Company, Inc., and Frontier Financial Services, Inc., collectively, the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for Frontier National Corporation and subsidiaries for the year ended December 31, 2000, included in Form 10-K filed in March 2001.


Note B - Income Taxes

The effective tax rates of approximately 22 percent and 24 percent for the nine months ended September 30, 2001 and 2000, respectively, are less than the statutory rate principally because of the effect of tax-exempt interest income.


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

At September 30, 2001, the Company had net unrealized gains of $1,023,395 in available-for-sale securities that are reflected in the presented assets and resulted in an increase in shareholders' equity of $646,669, net of deferred tax asset. There were no trading securities.

The net increase in shareholders' equity as a result of the SFAS 115 adjustment from December 31, 2000 to September 30, 2001 was $557,154. See also Note D - Shareholders' Equity.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)



Note D - Shareholders' Equity

During the first nine months of 2001, cash dividends of $1,694,886 were charged against equity. Equity was increased by $557,154 for the increase in net unrealized gains on securities. Treasury stock was also reissued increasing shareholders' equity $97,127. See also Note E - Treasury Stock. Preferred stock was issued increasing shareholders' equity $704,000. See Note F - Business Combination.


Note E - Treasury Stock

During the first nine months of 2001, 8,453 shares of common stock held in treasury at cost were reissued and accounted for on a first-in-first-out method. The treasury stock balance represents 67,091 shares at September 30, 2001, and 75,544 shares at December 31, 2000, respectively.


Note F - Segment Reporting

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.


Note G - Stock Options

The Company has issued a total of 251,200 incentive stock options of which all are outstanding at exercise prices ranging from $6.67 to $13.00 (the fair market values on the grant dates). These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date.

The Company has issued a total of 54,000 nonqualified stock options at exercise prices ranging from $9.375 to $13.00 (the fair market values on the grant dates). These options are immediately exercisable and expire on the one-year anniversary date of the director's termination of service to the Board.


Note H - Business Combination

On August 10, 2001, the Company purchased selected assets and liabilities of First Bank of Childersburg's offices located in Childersburg, Chelsea, and Vincent, Alabama (located in Talladega and Shelby counties). The purchase price was in the form of 58,667 shares of Series A preferred stock of the Company with a stated minimum value of $704,000 and the assumption of certain assets and liabilities representing substantially all the operations of the related branches, including the property and equipment. This transaction added approximately $34 million in assets, including approximately $16 million in loans, and approximately $33 million in deposits.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)



Note I - Subsequent Events

On October 8, 2001, the Board declared a dividend of $0.0925 payable to stockholders of record as of October 8, 2001, and to be paid on December 14, 2001.


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

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the September 30, 2001, Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipates," "intend" and "project" and similar words or expression are intended to identify forward-looking statements. In addition to risks and uncertainties that may affect operations, performance, growth projections and the results of the Company's business, which include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Company of technology enhancements for its products and operating systems, legislation and similar matters, the Company's future operations, performance, growth projections and results will depend on its ability to respond to the challenges associated with a weakening economy. Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances that may affect the accuracy of any forward-looking statement.


FINANCIAL CONDITION

September 30, 2001, compared to December 31, 2000

Loans

Loans comprised the largest single category of the Company's earning assets on September 30, 2001. Loans, net of unearned income and reserve for loan losses, were 68.6% of total assets at September 30, 2001, and 68.1% of total assets at December 31, 2000. Total net loans were $188,610,036 at September 30, 2001, representing a 19.0% increase from the December 31, 2000, total of $158,487,456. This increase is the result of the corporation's acquisition of the selective assets of First Bank of Childersburg and the ongoing development of loans in markets previously served by the corporation. The

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)

acquisition of the selective assets of First Bank of Childersburg increased the corporation's loan portfolio by $15 million on August 10, 2001. The corporation also serves several existing markets through subsidiary organizations that generated an additional $15 million of growth in the corporation's loan portfolio.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold increased $2,774,286 from December 31, 2000 to September 30, 2001. Investment securities and federal funds sold at September 30, 2001, were $53,677,510 compared with $50,903,224 at December 31, 2000, reflecting an 5.5% increase.

Asset Quality

Between December 31, 2000 and September 30, 2001, the Company experienced an increase in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or more, restructured loans, nonaccruing securities, and other real estate) from $2.319 million to $3.238 million. The ratio of loan loss allowance to total nonperforming assets decreased from .738 to .599, the ratio of nonperforming loans to total loans increased from .012 to .016. All of these ratios are favorable as compared to industry averages, however, due to a weakening economy both on a national and statewide basis, these ratios could erode over the next several quarters.

Deposits

Total deposits of $211,882,050 at September 30, 2001, increased $33,911,894 (19.1%) over total deposits of $177,970,156 at year-end 2000. Deposits are the Company's primary source of funds with which to support its earning assets. Non-interest bearing deposits increased $6,501,532 or 26.9% from year-end 2000 to September 30, 2001, and interest bearing deposits increased $27,410,362 (17.8%) from year-end 2000.

Long-term Debt

At September 30, 2001 and December 31, 2000, the Company had notes payable totaling $33,641,904 and $25,442,000, respectively.

Maturities of long-term debt for the years ending December 31 are as follows:

                         Maturities of Long-term Debt
                                (In thousands)

                                                           2001        2002       2003       2004       2005
                                                         ------      ------     ------     ------     ------
Interest on indebtedness...........................      $1,647      $1,782     $1,653     $1,592     $1,452
Repayment of principal.............................         350          --      2,500        500      2,500
                                                         ------      ------     ------     ------     ------

                                                         $1,997      $1,782     $4,153     $2,092     $3,952
                                                         ======      ======     ======     ======     ======

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)

Shareholders' Equity

Company shareholders' equity increased $1,197,563 from December 31, 2000 to September 30, 2001, due to net income of $1,534,168, the declaration of cash dividends of $1,694,886, the increase of unrealized gains on securities available-for-sale totaling $557,154 net of deferred tax asset, the reissuance of treasury stock of $97,127 and the issuance of preferred stock of $704,000.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $67.4 million or 35.4% of the total loan portfolio at September 30, 2001, and there are $855 thousand of investment securities maturing within one year. Other sources of liquidity include short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and non-interest bearing deposit accounts. At September 30, 2001, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $14,000,000. Each of the Company's subsidiary banks is a member of the Federal Home Loan Bank of Atlanta. Membership provides the Company with additional lines of credit up to $40,000,000 for liquidity needs. The Company has also established a line of credit under the parent company for $5,000,000.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)

consists of common equity less goodwill, amounted to approximately $21,528,849 at September 30, 2001. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was approximately $23,467,246 at September 30, 2001.

The Company's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these requirements.


RESULTS OF OPERATIONS

Nine months and three months ended September 30, 2001 and 2000

Summary

Net earnings of the Company for the nine months ended September 30, 2001, were $1,534,168 compared to $1,869,720 for the same period in 2000, representing an 17.9% decrease. This decrease was due to an increase in interest expense on deposits coupled with rising salary and benefits expense and other operating expense partially offset by a decline in the provision for loan losses and taxes. The increase in interest expense is a direct result from an increase of approximately $34.5 million or 18.8% in interest-bearing liabilities over the same period in 2000. Of this increase, $26.2 million resulted from the branch acquisition and $8.3 million from growth.

The results for the quarter ended September 30, 2001, bear a strong resemblance to those results reported for the nine months ended September 30, 2001. All ratios and trends are quite similar.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 2001, increased $143,626 (1.1%) from the same period in 2000. This nominal increase resulted primarily from lower yields due to interest rate reductions offsetting the increase in earning assets. Interest expense for the nine months ended September 30, 2001, increased $470,747 or 7.4% over the corresponding period of 2000. As a result of these factors, net interest income decreased $327,121 or 4.6% in the nine months ended September 30, 2001, compared to the same period of 2000.

Revenue from earning assets of the Company during the three months ended September 30, 2001, increased $158,771 (3.5%) from the same period in 2000.
This increase was primarily due to an increase in loan income of $138,782 or 3.7%, compare to the same period in 2000. Interest expense for the three months ended September 30, 2001 increased $53,768 or 2.4% over the corresponding period of 2000. As a result of these factors, net interest income increased $105,003 or 4.6% in the three months ended September 30, 2001, compared to the same period of 2000.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)

based upon the Company's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $105,668 for the nine months ended September 30, 2001, compared to $470,616 for the same period of 2000. Charge-offs exceeded recoveries by $122,846 for the nine months ended September 30, 2001. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 1.02% at September 30, 2001, compared to 1.07% at year-end 2000.

The provision for loan losses for the three-month period ended September 30, 2001, was $47,484 compared to $243,853 for the same period of 2000 representing a $196,369 decrease. This decrease in the provision for loan losses is a result of the corporation's policy to fund the provision based on a methodology derived from historical loan losses by collateral type, loan grade, loan purpose, and general economic conditions. This methodology establishes an estimate for potential loan losses for the next twelve months of operations. It does not imply that an additional loan loss reserve provision will not be required in any future period. Unforeseen deterioration in the asset quality of the entire loan portfolio or in a specific loan could require loan loss provisions in addition to the corporations established loan loss methodology.

Non-interest Income

Non-interest income for the nine months ended September 30, 2001, was $2,430,166 compared to $2,673,523 for the same period of 2000. This 9.1% decrease was primarily due to decreases in service fees and commissions income in the first nine months of 2001 as compared to the same period of 2000. Significant components of non-interest income are as follows: Customer service fees decreased $285,137 (23.1%), commission income decreased $176,550 (15.7%), other operating income increased $133,248 and gains on the sale of securities increased $85,082.

Noninterest income for the three months ended September 30, 2001, decreased $128,473 or 13.9%. The primary result of this decrease is from a decrease in customer service fees of $137,683 or 29.2%, compared to the same period in 2000.

Non-interest Expenses

Non-interest expenses for the nine months ended September 30, 2001, were $7,135,716 reflecting a 4.2% increase over the same period of 2000. The primary components of non-interest expenses are salaries and employee benefits, which increased by $251,192 for the nine months ended September 30, 2001, 7.3% higher than in the same period of 2000. Occupancy and equipment costs increased $32,832 and other operating expenses increased $1,475.

Income Taxes

The Company attempts to maximize its net income through active tax planning.
The provision for income taxes of $427,880 for the nine months ended September 30, 2001, decreased $155,477 compared to the same period of 2000, due to a $491,029 or 20% decease in earnings before provision for income taxes compare to the same period of 2000. Taxes as a percent of earnings decreased from 23.8% to 21.81%. The effective tax rate of approximately 21.81% is less than the statutory rate principally because of the effect of tax-exempt interest income.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)

Recently Issued Accounting Standards

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after September 30, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In May 2001, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 94, The Effect of Information Technology on the Auditor's Consideration of Internal Control in a Financial Statement Audit. This statement amends SAS No. 55, Consideration of Internal Control in a Financial Statement Audit, by providing additional guidance related to the understanding by the auditor of an entity's use of information technology relevant to the audit. This auditing standard is effective for audits of financial statements for periods beginning on or after June 1, 2001. The impact on the audit of the Company's consolidated financial statements resulting from the issuance of this auditing standard is not expected to be material.

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

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)

Due to their recent issuance, the outcome of adopting SFAS No. 141 and SFAS No. 142 has not been fully analyzed or quanitified by management, therefore, the future impact on the Company's consolidated financial statements cannot presently be projected.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The major changes resulting from this statement relate to the establishment of a single method for the recognition of impairment losses on long-lived assets to be held and used whether from discontinuance of a business segment or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Frontiers' primary risk is interest rate risk.

The primary objective of Asset/Liability Management at Frontier is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years. Frontier's Asset/Liability Management policy requires cumulative gap (the difference between rate sensitive asset and rate sensitive liabilities) to total asset to stay within a +/-20%. At September 30, 2001, Frontier's cumulative gap is well within this range through a five-year time frame with the one-year cumulative gap at -5.38%, the two-year at -6.65% and the three-year at -2.87%.

Frontier uses additional tools to monitor and manage interest rate sensitivity. One of the primary tools is simulation analysis. Simulation analysis is the primary method of estimating earnings at risk and capital at risk under varying interest rate conditions. Simulation analysis is used to test the sensitivity of Frontier's net interest income and stockholders' equity to both the level of interest rates and the slope of

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)

the yield curve. Simulation analysis accounts for the expected timing and magnitude of assets and liability cash flows, as well as the expected timing and magnitude of deposits that do not reprice on a contractual basis. In addition, simulation analysis includes adjustments for the lag between movements in market interest rates on loans and interest-bearing deposits. These adjustments are made to reflect more accurately possible future cash flows, repricing behavior and ultimately net interest income. Although net interest income is not materially impacted during simulation analysis under different rate scenarios, Frontier is asset sensitive in the 30, 60, and 90-day time frame and is liability sensitive in the 360-day through five-year time frame.


PART 2.  OTHER INFORMATION

Item 1. Legal Proceedings

     1.  Cagle's Inc. v. Valley National Bank (currently Frontier National Bank,
         -----------------------------------------------------------------------
     Lanett), Case No. 00-A-851-E, filed in the United States District Court for
     -------
     the Middle District of Alabama

     On June 30, 2000, a complaint alleging breach of duty, and negligence against Frontier National Bank, Lanett, Alabama in connection with its acceptance for deposit of five checks totaling in excess of $1,000,000 was filed in federal court in Alabama. The Plaintiff, a publicly traded poultry processing concern, alleged that the Bank knew or should have known that the checks were not authorized. The Plaintiffs sought unspecified compensatory and punitive damages as well as other relief. The Bank denied liability and defended the action vigorously. The Bank has just learned that the federal judge hearing the case has granted summary judgment in the Bank's favor ordering the dismissal of all claims against the Bank.

     Cagle's Inc. declined to appeal its loss and this dispute is now concluded.

     2.  Craig Wheelus et. al. v. First National America's Bank (currently
         -----------------------------------------------------------------
     Frontier National Bank, Sylacauga) et. al., Case No. CV2000-408, pending in
     ------------------------------------------
     the Circuit Court of Talladega County, Alabama

     On September 25, 2000, Plaintiff filed a complaint against the Bank, one of its employees, and a residential homebuilder alleging conspiracy, conversion, breach, and fraud relating to the construction of and financing of a residential home being built and purchased by the Plaintiffs. All Defendants denied liability and vigorously defended the claim by asserting, among other things, that the Plaintiffs' claims were not entitled to be tried before a jury as the Plaintiffs had agreed in advance of the disputes to arbitrate any and all disputes. After hearing argument on motions relating to the arbitration issue, the trial judge entered an order compelling arbitration of all claims against all Defendants. The Defendants are pleased with this outcome and in the event that this lawsuit is not dismissed by the Plaintiffs, the Defendants will seek the services of an arbitrator to rule on the claims raised by the Plaintiffs.

     The parties have agreed upon an arbitrator and are now scheduling a date for arbitration.

     3.  Valley National Bank (currently Frontier National Bank, Lanett) v. Bill
         -----------------------------------------------------------------------
     Heard Chevrolet Company, Rhonda Stillwell and Edmund Stillwell, Case No.
     --------------------------------------------------------------
     CV-00-38, pending in the Circuit Court of Chambers County Alabama

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)

     This action was initially filed by Valley National Bank of Lanett in the Circuit Court of Chambers County seeking a declaratory judgment against Defendant Bill Heard Chevrolet. Later, Valley National Bank of Lanett filed an amended complaint adding Rhonda Stillwell and Edmund Stillwell as additional Defendants. The suit sought the issuance of a declaratory judgment to the effect that Bill Heard Chevrolet Company made fraudulent misrepresentations to the Bank in securing a cashier=s check. It also sought a judgment against Defendants Rhonda and Edmund Stillwell for the amount of any sum which the Bank might ultimately be obligated to pay Defendant Bill Heard Chevrolet Company. Defendants Rhonda and Edmund Stillwell filed a cross-claim against Bill Heard Chevrolet Company alleging a variety of fraud claims and negligence and a counter-claim against the Bank alleging claims for breach, fraud, and negligence. Discovery in this matter has not yet commenced; therefore, it is too early to ascertain all of the relevant facts. However, the Bank intends to vigorously defend this claim and the Bank denies all liability.

     The Bank has noticed the depositions of the Stillwells and continues to vigorously defend this matter.

     4.  Connie Schultz v. Frontier National Corporation, et. al, Case No. CV-
         -------------------------------------------------------
     01-433, pending in the Circuit Court of Elmore County Alabama

     On August 17, 2001, Plaintiff filed suit against Frontier National Corporation (intending to name Valley National Bank), ("Frontier"), Hometown Financial Services, Inc., Vesta Fire Insurance Corp., and fictitious party defendants alleging negligence, fraud, breach of contract and conspiracy. Plaintiff's claims arise out of her allegation the insurance coverage was unlawfully forced upon her loan with Hometown Financial Services, Inc.

     Frontier purchased the loan at issue from Defendant Hometown after the
                                                                  -----
     insurance at issue was placed. Nevertheless, Frontier was still named as a Defendant. Frontier is only now beginning to engage in discovery; however, it is vigorously defending this matter.

     5.  Frontier National Corporation v. First Security Group, Inc., Frontier
         -----------------------------------------------------------
     Bank, and Richard E. Nelson, Case No. CV-01-N-2-52-E, pending in the United States District Court for the Northern District of Alabama

     On July 13, 2001, Frontier National Corporation ("Frontier") filed suit against the above-named Defendants in Talladega County Alabama. The action was removed by the Defendants to the United States District Court. This action states twelve claims including federal and state law claims of trademark infringement, unfair competition, deceptive trade practices, intentional interference with business relationships, fraud, misrepresentation, and related claims, arising out of what the Company believes is Defendants' intentional and unlawful use of Frontiers' name (service mark). The Defendants have filed a counterclaim against Frontier seeking a declaration that they are entitled to the use of the "Frontier" name/service mark. Defendants also filed motions to dismiss. The Court denied Defendants' motions to dismiss and the parties are engaged in discovery. Frontier will vigorously prosecute this action in order to protect its interests.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)

        6.  Frontier National Bank, Sylacauga and Frontier National Bank, Lanett
            --------------------------------------------------------------------
        v. Genpass Service Solutions, L. L. C., Case No. CV-01-HGD-2523-E,
        ---------------------------------------
        pending in the United States District Court for the Northern District of Alabama, Eastern Division

        Plaintiffs Frontier National Bank, Sylacauga and Frontier National Bank, Lanett ("Frontier") filed suit against Genpass Service Solutions, L. L.
        C. (which claims to be correctly identified as Genpass Technologies, L.
        L. C.) ("Genpass") on October 2, 2001 in the Circuit Court of Talladega County Alabama. Frontier's claims arise out of Frontier's contention that Genpass has breached its obligations to Frontier under certain service contracts; Frontier also claims Genpass refused to provide computer tapes and other items that would be necessary for Frontier to terminate the contracts between the parties and to enable Frontier to contract with a third party to provide the services at issue.

        Genpass removed the action to federal court and asserted a counterclaim. In the counterclaim, Genpass admits to certain service-related problems but claims that the problems were corrected. It seeks a declaration that it did not breach its contracts with Frontier and a finding that Frontier is itself in breach of the contracts. Frontier has filed a motion to remand the action to Talladega County Circuit Court, which is pending. The parties are engaged in discovery and Frontier intends to aggressively prosecute this matter.


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 11 - Statement Re: Computation of Earnings per Share

        (b)  Reports on Form 8-K

             During the quarter ended September 30, 2001, no reports were filed for Frontier National Corporation on Form 8-K.

                FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               FRONTIER NATIONAL CORPORATION

               By: /s/  STEVEN R. TOWNSON               November 13 , 2001
                   ----------------------             ---------------------
                   Steven R. Townson
                   Chief Executive Officer, President
                   and Chief Financial Officer