Form 10-K
period 2001-12-31
FRONTIER NATIONAL CORP
filed 2002-04-01
CIK 1059420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-K
                                   ------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001        Commission File No. 000-24853

                          FRONTIER NATIONAL CORPORATION
                          -----------------------------
                  (Exact name of registrant as specified in its charter)

        Alabama                                              72-1355228
     -------------                                     -------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                                43 North Broadway
                            Sylacauga, Alabama 35150
                       ---------------------------------------
                      (Address of principal executive offices)

                                 (256) 249-0341
                       ---------------------------------------
                          (Registrant's telephone number)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of each exchange
            Title of each class                        on which registered
           ---------------------                     -----------------------
                   None                                       None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 Par Value
                         -------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes    X     No
                                    -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

    As of March 19, 2002 the aggregate market value of voting stock held by non-affiliates was $19,453,056.

  Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

             Class                              Outstanding at March 19, 2002
----------------------------------------     ----------------------------------
  Common Stock, $.001 Par Value                           3,437,724

  Documents Incorporated by Reference         Part of 10-K in which incorporated
-----------------------------------------     ----------------------------------
 Proxy Statement for 2002 annual meeting              Part III

                          FRONTIER NATIONAL CORPORATION

                          2001 Form 10-K Annual Report

                                TABLE OF CONTENTS

  Item Number
-------------
  in Form 10-K                             Description                             Page
-------------    -----------------------------------------------------           ------

Part I
   Item 1.        Business.......................................................    2

   Item 2.        Properties.....................................................    9

   Item 3.        Legal Proceedings..............................................   10

   Item 4         Submission of Matters to a Vote of Security Holders............   10

Part II
   Item 5.        Market for Registrant's Common Equity and Related
                   Stockholder Matters...........................................   11

   Item 6.        Selected Financial Data........................................   12

   Item 7.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.....................................   13

   Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.....   13

   Item 8.        Financial Statements and Supplementary Data....................   35

   Item 9.        Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure......................................   76

Part III
   Item 10.       Directors and Executive Officers of the Registrant.............   76

   Item 11.       Executive Compensation.........................................   76

   Item 12.       Security Ownership of Certain Beneficial Owners and Management.   76

   Item 13.       Certain Relationships and Related Transactions.................   76

Part IV
   Item 14.       Exhibits and Reports on Form 8-K.....................             77

                                     PART I

ITEM 1 - BUSINESS

         Frontier National Corporation, an Alabama corporation ("Frontier" or the "Company") was organized as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended in 1981 (the "BHCA"), and the bank holding company laws of Alabama in 1997.

         Frontier provides, through its commercial bank subsidiaries described below, hereinafter referred to as "Banks", banking services to individuals and businesses in Central Alabama and West Central Georgia. Frontier's executive offices are located at 43 North Broadway, Sylacauga, Alabama 35150. As a registered bank holding company, Frontier and its subsidiaries are subject to applicable provisions of the National Bank Act, the BHCA and the Alabama Interstate and International Banking Act, as well as to the supervision by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC") and the State of Alabama Insurance Department.

         Frontier's primary business as a holding company is to manage the business and affairs of the Banks. The banks provide a broad range of retail and commercial banking services to its customers, including checking, savings, negotiable order of withdrawal ("NOW") and money market accounts and time deposits of various types; loans for business, real estate, personal uses, home improvement and automobiles, credit cards; letters of credit; discount brokerage services, individual retirement accounts ("IRA's"); safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfer and automated teller machines.

         Frontier has decentralized certain facets of its management responsibilities; it maintains efficient centralized operating systems. As a result, corporate policy, strategy and certain administrative policies are established by Frontier's board of directors, while community-specific marketing decisions are made primarily by each bank to allow it to respond to needs and demands of the their own markets. Data processing functions are centralized in Frontier National Bank's data processing division located in Sylacauga, Alabama. This allows the Banks to focus on providing personalized services and products to their customers to meet the needs and demands of the communities they serve.

         Through its financial services subsidiaries, the Company is able to offer its customers credit life, accident and health insurance products and act as agent for larger carriers of other types of insurance.

         As a bank holding company, Frontier performs audit function, human resources, other common functions, and provides certain management services for its subsidiaries.

BUSINESS COMBINATIONS

         The growth of the Company and its desire to be competitive in offering diverse services and convenient locations has resulted in the merger and acquisition of other businesses and financial institutions over the past years. The following is a description of the acquisitions during the previous five years.

         In December 1997, Frontier Finance Company, Inc. purchased the loans receivable and furniture and fixtures of Hometown Financial
Services, Inc. for $1,560,257 representing their fair values at the date of acquisition.

         In August 1998, Valley National Corporation ("VNC") and subsidiary, Valley National Bank, Lanett, Alabama merged with and into the Company through exchange of stock. Additional shares of

1,817,910 were issued to facilitate the transaction. The fair value of the transaction was $8.6 million, resulting in a one-time charge against earnings of approximately $80,000.

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

         In August 2001, Frontier National Bank, Sylacauga purchased selected assets and liabilities of First Bank of Childersburg. The fair value of the assets acquired was $33,310,000. The purchase price was in the form of 58,667 shares of Series A preferred stock of the Company with a stated minimum value of $704,000 and the assumption of liabilities. Allocated goodwill resulting from the transaction was $704,000.

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

EMPLOYEES

         As of December 31, 2001, Frontier and its subsidiaries employed approximately 153 individuals of which approximately 139 were full-time employees. A collective bargaining unit does not represent the employees. Frontier believes its relationship with its employees to be good.

SUBSIDIARIES

         The following is a list of direct and indirect subsidiaries of
Frontier:

         SUBSIDIARY                                     MARKET AREA
-----------------------------------------   -------------------------------------
Frontier National Bank, Sylacauga, Alabama   Talladega and Shelby County, Alabama
Frontier National Bank, Lanett, Alabama      Chambers and Lee County, Alabama
                                             and Troop and Harris County, Georgia
Frontier Finance Company, Inc.               Etowah , Alabama
Frontier Financial Services, Inc.            Talladega,  Shelby,  Lee, Clay
                                             and Chambers  County,  Alabama, and
                                             Troop and Harris County, Georgia
Frontier Reinsurance, Inc.                   Talladega,  Shelby, Etowah,
                                             Chambers, and Lee County, Alabama
                                             and Troop and Harris County, Georgia

Frontier Acquisition Corporation             Talladega,  Shelby, Etowah,
                                             Chambers, and Lee County, Alabama
                                             and Troop and Harris County, Georgia

         Both Banks offer traditional loan and deposit services discussed further in the Annual Report on Form 10-K, the finance company offers sub prime lending, and the financial services company offers insurance and discount brokerage products. The reinsurance company underwrites insurance subject to maximum risk limits and the acquisition company was formed to acquire and provide collection and management services for certain problem loans. The Banks maintain correspondent relationships with other commercial banks and the Federal Home Loan Bank of Atlanta. The principal correspondent banks are National Bank of Commerce in Birmingham, Alabama and the Bankers Bank of Atlanta, Georgia.

MARKET AREA AND COMPETITION

         Frontier's primary market are located in East Central Alabama and West Central Georgia. The Company's lead bank is located in downtown Sylacauga, Alabama, with branches located in Childersburg, Vincent and Chelsea, Alabama. The Lanett Bank has branches in Lanett, Valley and Auburn, Alabama. The two banks operate a total of eight facilities located in these cities. Frontier National Bank in Lanett has gained regulatory approved to relocate the main office to LaGrange, Ga. Upon the completion of this relocation, future plans include expansion along the west side of Interstate 85 to Atlanta and north along the Interstate 75 corridor in and around the suburbs of Atlanta, Ga.


         The Company's banking facilities are located in communities whose economies are based primarily on manufacturing and light industry. Textiles, telecommunications and real estate development are among the leading manufacturing industries in Frontier's market areas. The banking industry in Alabama and Georgia markets are highly competitive. Intense market demands, economic pressures, volatile interest rates and customer awareness have forced banks to diversify their services and become more cost effective; both Banks face strong competition in attracting deposits and making loans.

         Competition for loans comes from other financial intermediaries within the market area and have caused the Banks to compete for loan originations through the interest rates and loan fees they charge and the efficiency and quality of services they provide. Competition is affected by the general availability of funds to lend, local economic conditions, current interest rate levels and other factors that are not predictable such as event risk.

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

SUPERVISION AND REGULATION

         The following summary of the BHCA and of the other acts described herein is qualified in its entirety by express reference to each of the particular acts.

         Bank Holding Company Act of 1956. Frontier is a bank holding company within the meaning of the BHCA, and is registered with the Board of Governors of the Federal Reserve System (the "Board"). Frontier is required to file with the Board annual reports and such additional information as the Board may require pursuant to the BHCA. The Board may also make examinations of Frontier and its subsidiaries.

         The BHCA requires every bank holding company to obtain the prior approval of the Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not majority owned by Frontier. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company which is not a bank and from engaging in any business other than banking or furnishing services to or performing services for its subsidiaries. The 5% limitation is not applicable to ownership of shares in any company the activities of which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Board approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as Frontier. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

         National Banking Act; Federal Deposit Insurance Act. ("FDICIA") Both Banks are incorporated under the National Banking Act, as amended, and are subject to the applicable provisions of that law. As national banking associations, both are subject to the supervision of the Office of the Comptroller of the Currency ("OCC") and to regular examination by that agency. In addition, both are members of the FDIC and its deposits are insured by the FDIC. Therefore, both are subject to examination and regulation by the FDIC.

         A number of federal statutes and regulations limit the amount of dividends that can be paid by both Banks and Frontier. The amount of dividends that a subsidiary national bank may declare in one year, without approval of the OCC, is the sum of the bank's net profits for that year and its retained net profits for the preceding two years. Under the rules of the OCC, the calculation of net profits is more restrictive under certain circumstances. In addition, the declaration and payments of dividends by the Subsidiary Bank's Boards are subject to the rules and regulations of the Federal Reserve Board ("FRB") governing the amount of dividends which may be paid to shareholders, the manner in which dividends are paid, and the methods, if any, by which capital stock and surplus may be retired and reduced.

         The Banks also are subject to regulation respecting the maintenance of certain minimum capital levels (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and " -Liquidity"), and will be required to file annual reports and such additional information as the National Banking Act and FDIC regulations require. They are also subject to certain restrictions on loan amounts, interest rates, "insider" loans to officers, directors and principal shareholders, tie-in arrangements, and transactions with affiliates, as well as many other matters. Strict compliance at all times with state and federal banking laws is required.

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

         Alabama law contains limitations on the interest rates that may be charged on various types of loans. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All national banks must become and remain insured banks under the FDIC. (See 12 U.S.C. [sec][sec] 1811, et seq.).

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

ITEM 1 - STATISTICAL DISCLOSURE
                                                                        Page(s)
                                                                        -------
Loan Portfolio..........................................................    14
Selected Loan Maturity and Interest Rate Sensitivity....................    15
Securities Portfolio....................................................    16
Securities Portfolio Maturity Schedule..................................    16
Maturities of Large Time Deposits.......................................    18
Maturities of Long-Term Debt............................................    19
Return on Equity and Assets.............................................    19
Capital Adequacy Ratios.................................................    20
Interest Rate Sensitivity Analysis......................................    22
Consolidated Average Balances, Interest Income/Expense
and Yields/Rates........................................................    25
Rate/Volume Variance Analysis...........................................    26
Summary of Loan Loss Experience.........................................    28
Allocation of Loan Loss Reserve.........................................    28
Nonperforming Assets....................................................    29
Noninterest Income......................................................    30
Noninterest Expenses....................................................    31

ITEM 2 - PROPERTIES

         The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The principal executive offices of the Company are located at 43 North Broadway, Sylacauga, Alabama. The Banks own various offices and facilities in Alabama. Frontier National Bank, Lanett, Alabama, formerly known as Valley National Bank, operates in one location in Lanett, Alabama, two in Valley, Alabama and a branch in Auburn, Alabama; Frontier National Bank, Sylacauga, Alabama formerly known as First National Bank in Sylacauga, operates three locations in Sylacauga, Alabama, two of which are banking facilities, one an insurance office, a branch in Childersburg, Alabama, a branch in Vincent, Alabama, a branch in Chelsea, Alabama, and an insurance office in Ashland, Alabama. Additionally, the bank has a sub-prime lending facility in Gadsden, Alabama. The Banks own ten of these locations and lease the other three from other entities. Frontier National Bank, Sylacauga has purchased land in Chelsea, Alabama and Frontier National Bank, Lanett has purchased land in LaGrange, Georgia. All land purchases are for the purpose of building a facility at each location. Frontier National Bank, Sylacauga also provides data processing for itself and all other subsidiaries of the corporation and maintains an office in Sylacauga, Alabama. Frontier maintains a corporate office condo in Sylacauga, Alabama. The facility in LaGrange is scheduled for completion by mid-summer 2002. The new facility for the Chelsea Branch is scheduled for completion by mid-fall of 2002. All properties are owned by Frontier or the Banks and are unencumbered.

                      OFFICES                        USED BY
--------------------------------------------------------------------------------

110 West Spring St., Sylacauga, Alabama       Frontier National Corporation
16712 Highway 280, Chelsea, Alabama           Frontier National Bank, Sylacauga
47 North Main St., Vincent, Alabama           Frontier National Bank, Sylacauga
120 8th Ave. SW, Childersburg, Alabama        Frontier National Bank, Sylacauga,
                                              Frontier Financial Services, Inc.
135 James Payton Blvd., Sylacauga, Alabama    Frontier National Bank, Sylacauga
43 North Broadway, Sylacauga, Alabama         Frontier National Bank, Sylacauga
                                              Frontier National Corporation,
                                              Frontier Financial Services, Inc.
1678 South College St., Auburn, Alabama       Frontier National Bank, Lanett,
                                              Frontier Financial Services, Inc.
752 Narrows Point Cir., Chelsea, Alabama      Future Facility, Frontier National
                                              Bank, Sylacauga
                                              Frontier National Corporation,
                                              Frontier Financial Services, Inc.
3501 20th Ave., Valley, Alabama               Frontier National Bank, Lanett
3216 20th Ave., Valley, Alabama               Frontier National Bank, Lanett
1011 North Lanier Ave., Lanett, Alabama       Frontier National Bank, Lanett
401 Vernon St., LaGrange, Georgia             Future Facility, Frontier
                                              National Bank, Lanett,
106 North Broadway, Sylacauga, Alabama        Frontier Financial Services, Inc.
9 First Street North, Ashland, Alabama        Frontier Financial Services, Inc.
137 James Payton Blvd., Sylacauga, Alabama    Frontier National Bank, Sylacauga
3032 East Meigan Blvd., Gadsden, Alabama      Frontier Finance Company, Inc.

ITEM 3 - LEGAL PROCEEDINGS

         The Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which relate to lending, collections, servicing, investment, insurance and other activities seek substantial sums as damages.

         In the opinion of management, based on review and consultation with legal counsel, the outcome of any litigation presently pending is not anticipated to have a material adverse effect on the Company's consolidated financial statements or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2001.

               [The remainder of this page intentionally left blank]

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Class A Common Stock, $.001 par value per share (the "Common Stock") is traded on the NASD Over-the-Counter Bulletin Board under the symbol "FIEC." Trading of the Common Stock commenced in October 1998. The Common Stock has traded at prices between $9.25 and $13.63 per share during 2001.

         The following data regarding the Common Stock is provided for information purposes only, and should not be viewed as indicative of the actual or market value of the Common Stock. The prices reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.

                                            High          Low        Dividend
                                         ----------   ----------     ---------
2001:
    First Quarter....................    $    13.63   $    12.25     $  0.2400
    Second Quarter...................         13.00        11.25        0.1275
    Third Quarter....................         12.20         9.50        0.1275
    Fourth Quarter...................         12.10         9.25        0.0925

2000:
    First Quarter....................    $    14.50   $    10.00     $  0.1275
    Second Quarter...................         13.00        10.00        0.1275
    Third Quarter....................         13.00         9.00        0.1275
    Fourth Quarter...................         12.88         9.00        0.1275

         As of March 19, 2002, the Common Stock was held by approximately 296 shareholders of record. It is the Company's policy to pay dividends quarterly based on the performance of its subsidiaries. The Company paid annual dividends of $.59 per share in 2001 and $.51 per share in 2000. Please see chart above for quarterly dividend information. In addition, in May 1999, the Company declared a 3-for-2 stock split resulting in the issuance of 1,157,548 shares of common stock to existing shareholders. The amounts in the tables above which occurred prior to the stock split have been retroactively adjusted to reflect the effects of the split. The Company, through the Banks, is subject to certain restrictions on the payment of dividends. See "Note 20 - Restrictions on Subsidiary Dividends, Loans or Advances" in the "Notes to Consolidated Financial Statements."

RECENT SALES OF UNREGISTERED SECURITIES

         There have been no sales of unregistered securities during 2001.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table presents on a historical basis selected financial data and ratios for the Company.

                                                                            Years ended December 31,
                                                            -------------------------------------------------------
                                                               2001        2000        1999       1998       1997
                                                            ----------- -----------  --------   --------  ---------
                                                                   (Dollars in thousands except per share data)
Earnings Summary:
   Interest income.......................................    $    18,238 $    17,966 $  16,636  $  13,883  $  11,085
   Less interest expense.................................          8,995       8,588     7,467      6,294      4,695
   Net interest income...................................          9,243       9,378     9,169      7,589      6,390
   Provision for loan losses.............................            263         336       497      1,412        662
   Net interest income after provision for loan losses...          8,980       9,042     8,672      6,177      5,728
   Noninterest income....................................          3,716       3,415     3,102      2,283      1,222
   Noninterest expense...................................          9,865       8,955     8,597      7,066      5,036
   Income before income taxes............................          2,831       3,502     3,177      1,394      1,914
   Applicable income taxes...............................            655         849       694        266        562
   Net income............................................          2,176       2,653     2,483      1,128      1,352

Per Common Share Data:
(Retroactively adjusted to give effect to stock splits)
   Net income - basic....................................    $      0.64 $      0.78 $    0.72  $    0.39  $    0.64
   Net income - diluted..................................           0.62        0.76      0.71       0.39       0.64
   Cash dividends declared per common share..............           0.59        0.51      0.51       0.43       0.24

Selected Average Balances:
   Total assets..........................................    $   252,249 $   227,874 $ 220,833  $ 166,914  $ 126,397
   Total loans ..........................................        172,858     156,707   134,416    107,393     88,559
   Securities............................................         42,761      48,220    52,407     36,190     23,100
   Earning assets........................................        222,991     208,325   199,126    152,224    113,484
   Deposits..............................................        192,075     176,102   172,731    127,754     97,092
   Shareholders' equity..................................         23,041      20,728    21,655     17,428     14,132
   Shares outstanding (thousands)(split adjusted)........          3,426       3,418     3,451      2,862      2,104

Selected Period-End Balances:
   Total assets..........................................    $   279,440 $   232,800 $ 219,215  $ 216,195  $ 134,966
   Total loans...........................................        204,095     160,199   139,706    136,202     96,631
   Securities............................................         36,185      44,683    50,358     51,881     24,125
   Earning assets........................................        249,325     211,333   196,806    195,277    123,276
   Deposits..............................................        215,025     177,970   172,427    173,375    100,858
   Shareholders' equity..................................         24,075      22,971    20,191     22,488     14,068
   Shares outstanding (thousands)(split adjusted)........          3,438       3,422     3,414      3,474      2,187

Selected Ratios:
   Return on average equity..............................          9.44%      12.80%     11.47%      6.47%      9.57%
   Return on average assets..............................          0.86        1.16       1.12       0.68       1.07
   Net interest margin (taxable equivalent)..............          4.36        4.81       4.93       5.28       5.82
   Allowance for loan losses to loans ...................          1.03        1.07       1.32       1.34       1.16
   Net charge-offs to average loans......................          0.07        0.30       0.36       1.09       0.53
   Average equity to average assets......................          9.13        9.10       9.81      10.44      11.18

===================================================================================================================

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

SUMMARY

         Net income for 2001 was $2,175,910, an 18.0% decrease from 2000 net income. Net income for 2000 was $2,653,085, a 6.9% increase from 1999 net income. Net income for 1999 was $2,482,940, a 120.15% increase from 1998 net income. Net income per common share for 2001 was $0.64, a decrease of 17.9% over 2000. Net income per common share for 2000 was $0.78, an increase of 8.3% over 1999. Net income per common share for 1999 was 84.62% higher than in 1998.

         The decrease in net income from 2000 to 2001 is due to increased interest expense on interest bearing liabilities coupled with rising salary and benefits expense and other operating expense partially offset by a decline in taxes. The increase in interest expense is a direct result from an increase of approximately $30 million or 19.50% in interest-bearing deposits and approximately $8 million or 32% in borrowing from the Federal Home Loan Bank over 2000. Of the increase in interest-bearing deposits, $26.2 million resulted from the branch acquisition and $3.8 million from growth. The increase in net income from 1999 to 2000 is due to increased loan interest income coupled with a reduction in the annual loan loss provision. The increase in net income from 1998 to 1999 is due to the increase in net interest income and the efficiencies derived after the merger.

         The Company plans to continue its objectives of maintaining asset quality and providing superior service to its customers. Our strategic plan in the short run includes expanding both Frontier National Banks to new markets in Alabama and Georgia as well as providing Internet banking to new and existing customers. The Company plans to provide the best value in deposit services and loan products to its customers.

EARNING ASSETS

         Average earning assets for the year-end 2001 was approximately $222,291,000, representing an increase of approximately $14,666,000 or 7.0% over 2000. The rise can be attributed to the acquisition of approximately $31 million of earning assets from First Bank of Childersburg in August of 2001. Average earning assets for the year-end 2000 was approximately $208,326,000, representing an increase of approximately $9,200,000 or 4.62% over 1999. The rise can be attributed to the steadily increasing loan portfolio. Average earning assets for the year-end 1999 was approximately $199,126,000, representing an increase of approximately $46,902,000 or 30.81% over 1998. The increase was a result of the August 1998 business combination between the Company and VNC of Lanett, Alabama.

         The management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest-earning assets by category at December 31, in each of the last three years.

                                                                  December 31,
                                                ------------------------------------------------
                                                      2001            2000              1999
                                                --------------    -------------   --------------
                                                                  (In thousands)
Interest-bearing deposits with banks...........  $         185    $         231    $         102
Securities.....................................         36,185           44,683           50,358
Federal funds sold.............................          8,860            6,220            6,640
Loans:
   Real estate.................................        131,921          105,831           89,298
   Commercial and other........................         72,174           54,368           50,408
                                                 -------------    -------------   --------------
     Total loans...............................        204,095          160,199          139,706
                                                 -------------    -------------   --------------
Interest-earning assets .......................  $     249,325    $     211,333   $      196,806
                                                 =============    =============   ==============

LOAN PORTFOLIO

         The Company's average loans increased approximately $16,151,000 or 10.3% from 2000 to 2001. The Company's average loans increased approximately $22,291,000 or 16.58% from 1999 to 2000. Average loans for 1999 were
$134,416,000, an increase of 25.16% over $107,393,000 in average loans for 1998.
Loan growth for 2001 was funded through the acquisition of deposits from First Bank of Childersburg and additional borrowing from the Federal Home Loan Bank. Loan growth for 2000 was funded through a mixture of borrowed funds and customer deposits. Loan growth for 1999 was funded through customer deposits.

         The Loan Portfolio table presents the classifications of loans by major category at December 31, 2001, and for each of the preceding four years.

                                                    Loan Portfolio

                                                             December 31,
                     ----------------------------------------------------------------------------------------------
                            2001                  2000                 1999                1998                1997
                     -------------------    -----------------    -----------------   -----------------   ------------------
                                 Percent              Percent              Percent             Percent              Percent
                      Amount    of Total     Amount  of Total    Amount   of Total    Amount  of Total    Amount   of Total
                     --------   --------     ------  --------    ------   --------    ------  --------    ------   --------
                                                              (Dollars in Thousands)
Commercial,
  financial and
  agricultural.....  $ 48,677      23.77%  $ 33,188    20.58%  $ 27,616     19.45%  $ 25,353     18.46%   $16,227     15.80%
Real estate -
  construction.....    28,347      13.84     12,477     7.73      7,307      5.15      2,385      1.74      5,807      5.65
Real estate -
  mortgage.........   104,044      50.81     93,354    57.89     81,991     57.75     82,746     60.23     53,541     52.13
Consumer...........    21,709      10.60     21,316    13.22     23,108     16.27     26,432     19.23     27,024     26.32
Other..............     1,993       0.98        935     0.58      1,959      1.38        467      0.34         97      0.10
                     --------   --------    -------  -------     ------    ------    -------   -------    -------   -------
                      204,770     100.00%   161,270   100.00%   141,981    100.00%   137,383    100.00%   102,696    100.00%
                                 =======             =======              =======              =======              =======
Less: Unearned
  income...........       675                 1,071               2,275                1,181                6,065
Allowance for
  loan losses......     2,096                 1,712               1,849                1,831                1,120
                     --------               -------              ------              -------              -------

Net loans..........  $201,999              $158,487            $137,857             $134,371              $95,511
                     ========              ========            ========             ========              =======

         The following table sets forth maturities of selected categories of the loan portfolio and the related sensitivity to interest rate changes.

                           Selected Loan Maturity and Interest Rate Sensitivity

                                                                                           Rate Structure for Loans
                                                     Maturity                               Maturing Over One Year
                               --------------------------------------------------------------------------------------
                                             Over One
                                   One         Year              Over                    Predetermined     Floating or
                                 Year or      Through            Five                       Interest       Adjustable
                                  Less      Five Years           Years       Total           Rate            Rate
                               ---------     ---------       ---------     --------      ----------        ----------
                                                                  (In thousands)

Commercial, financial
  and agricultural...........  $  22,817     $  16,513       $   9,347     $  48,677      $  12,262       $  13,598
Real estate - construction...     23,886         4,395              65        28,347          1,042           3,418
                               ---------     ---------       ---------     --------      ----------        ----------

    Total....................  $  46,703     $  20,908       $   9,412     $  77,024      $  13,304       $  17,016
                               =========     =========       =========     =========      ===========      ==========

SECURITIES PORTFOLIO

         The Company's securities portfolio decreased by 19.0% or $8,497,808 from 2000 to 2001 and decreased by 11.27% or $5,674,563 from 1999 to 2000 to reposition the Company's interest sensitivity risk and aid in the funding of loan demand.

         The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains one classification of securities: "Available-for-sale." The "Available-for-sale" securities are carried at fair market value. At year-end 2001, the unrealized net gains in the "Available-for-sale" portfolio amounted to $261,410. At year-end 2000, unrealized net gains in the "Available-for-sale" portfolio amounted to $123,587. At year-end 1999, unrealized net losses in the "Available-for-sale" portfolio amounted to $2,708,403.

         The Company has classified all securities as available-for-sale. The classification of certain securities as available-for-sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the portfolio. Approximately $173,000 of unrealized gain was included in shareholders' equity related to the available-for-sale securities as of December 31, 2001.

         At year-end 2001, obligations of the United States Government or its agencies, obligations of states and political subdivisions, and mortgage-backed securities represented approximately 85.86% of the total securities portfolio.

         The following table presents the carrying amounts of the Company's securities portfolio at December 31, in each of the last three years.

                                      Securities Portfolio

                                                                        December 31,
                                                     ------------------------------------------------
                                                          2001              2000             1999
                                                     -------------    --------------   --------------
                                                                      (In thousands)
Available-for-sale:

   U.S. government and agencies...................   $      12,213    $        5,479   $        6,723
   States and political subdivisions..............          11,815            23,108           26,312
   Mortgage-backed securities.....................           7,040             9,566           10,354
   Other debt securities..........................           3,078             4,862            5,551
   Equity securities..............................           2,039             1,668            1,418
                                                     ------------     --------------   --------------

     Total........................................   $      36,185    $       44,683   $       50,358
                                                     =============    ==============   ==============

                                         Security Portfolio Maturity Schedule

                                                                          Maturing
                                       -------------------------------------------------------------------------------------
                                             Within            After One But      After Five But           After
                                            One Year         Within Five Years   Within Ten Years        Ten Years
                                       ---------------       -----------------   -----------------    ----------------------
                                         Amount    Yield        Amount    Yield     Amount     Yield      Amount     Yield
                                        -------  -------      ---------  ------   --------   -------    --------     -----
                                                                     (Dollars in thousands)
Securities Available-for-Sale:
    U.S. Government and agencies...    $     916     6.73%    $ 11,297    4.98%   $     --      0.00%   $     --     0.00%
    Mortgage-backed securities.....           --     0.00           --    0.00          --      0.00       7,040     6.50
    State and municipal............          248     9.59          992    8.39         691      8.20       9,883     7.39
    Other debt securities..........           --     0.00        3,079    5.44          --      0.00          --     0.00
    Equity securities..............           --     0.00           --    0.00          --      0.00       2,039     6.74
                                       ---------             -------              -------               --------
                                       $   1,164     7.33%    $ 15,368    5.29     $   691      8.20    $ 18,962     6.99
                                       =========              ========             =======              ========

         There were no securities held by the Company of which the aggregate value on December 31, 2001 and 2000 exceeded ten percent of shareholders' equity at that date. (Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U.S. Government and U.S. Government agencies and corporations are not included.)

DEPOSITS AND BORROWED FUNDS

         The Company's average deposits rose approximately $15,973,000 or 9.1% from 2000 to 2001. Average deposits rose approximately $3,371,000 or 1.95% from 1999 to 2000. Average deposits rose approximately $44,977,000 or 35.21% from 1998 to 1999. Total deposits increased $37,055,000 or 20.8% from year-end 2000 to year-end 2001. From year-end 1999 to year-end 2000 total deposits increased $5,543,000 or 3.21%. From year-end 1998 to year-end 1999, total deposits decreased $948,000 or 0.55%. From 2000 to 2001, interest-bearing transaction deposits increased approximately $4,686,000 or 15.5%, savings deposits increased approximately $10,339,000 or 47.0%, other time deposits of less than $100,000 increased approximately $8,644,000 or 12.8%, and time deposits of $100,000 or more increased approximately $6,274,000 or 18.4%. From 1999 to 2000, interest-bearing transaction deposits increased approximately $749,000 or 2.54%, savings deposits decreased approximately $2,578,000 or 10.44%, other time deposits of less than $100,000 decreased approximately $202,000 or 0.30%, and time deposits of $100,000 or more increased approximately $7,961,000 or 30.42%. From 1998 to 1999 noninterest-bearing deposits decreased $2,280,000 or 8.51%, while interest-bearing demand accounts decreased $1,832,000 or 5.84%, savings accounts decreased $1,407,000 or 5.39%, certificates of deposit less than $100,000 increased $1,149,000 or 1.73% and certificates of deposits of more than $100,000 increased $3,422,000 or 21.18%.

         The following table sets forth the Company's deposit structure at December 31, in each of the last three years.

                                                                                     December 31,
                                                                   ------------------------------------------------
                                                                        2001              2000             1999
                                                                   ---------------   --------------   -------------
                                                                                    (In thousands)
Noninterest-bearing deposits
   Individuals, partnerships and corporations.................     $       30,116    $      22,299    $     22,825
   U. S. Government and states and political subdivisions.....                312              330             114
   Certified and official checks..............................                750            1,497           1,574
                                                                   --------------    -------------    ------------
     Total noninterest-bearing deposits.......................             31,178           24,126          24,513

Interest-bearing deposits
   Interest-bearing demand accounts...........................             34,938           30,252          29,503
   Saving accounts............................................             32,513           22,114          24,692
   Certificates of deposit, less than $100,000................             75,992           67,348          67,550
   Certificates of deposit, more than $100,000................             40,404           34,130          26,169
                                                                   -------------     ------------     ------------
     Total interest-bearing deposits..........................            183,847          153,844         147,914
                                                                   -------------     ------------     ------------

     Total deposits...........................................     $      215,025    $     177,970    $    172,427
                                                                   ==============    =============    ============

         The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

                                                                       Years Ended December 31,
                                          ---------------------------------------------------------------------------
                                                     2001                        2000                     1999
                                          -----------------------     ---------------------     ---------------------
                                             Amount        Rate          Amount       Rate         Amount      Rate
                                          ------------   --------     ------------   -------    ------------   ------
                                                                     (Dollars in thousands)

Noninterest-bearing deposits............. $     25,974      0.00%    $     25,796       0.00%   $     26,491     0.00%
Savings deposits......................          26,439      2.84           23,794       3.04          26,803     3.06
Time deposits.........................         108,152      5.51           96,828       5.86          88,917     5.34
Interest-bearing demand deposits......          31,510      1.91           29,685       2.05          30,520     2.17
                                          ------------               ------------               ------------

   Total deposits.....................    $    192,075      3.81%    $    176,103       3.98%   $    172,731     3.61%
                                          ============               ============               ============

         At December 31, 2001, time deposits greater than $100,000 aggregated approximately $40,404,000. The following table indicates, as of December 31, 2001, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                   Maturities of Large Time Deposits
                            (In thousands)

Three months or less..............................         $      17,134
Over three through six months.....................                16,296
Over six through twelve months....................                 6,334
Over twelve months................................                   640
                                                           -------------

     Total........................................         $      40,404
                                                           =============

         Borrowed funds consist primarily of long-term debt. The Subsidiary Banks had $14,100,000 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks. At December 31, 2001, the Subsidiary Banks had $500,000 advanced against these lines. The Subsidiary Banks were approved to borrow up to $56,240,800 under various short-term and long-term programs offered by the Federal Home Loan Bank of Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in loan and securities portfolios. The unused portion of these available funds amounted to $21,648,800 at year-end 2001. Funds are also available through an arrangement through the Federal Reserve Discount window. At December 31, 2001, no funds were advanced on the window. Long-term debt consisted of various commitments with scheduled maturities from one to fifteen years.

         The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2001.

                                  Maturities of Long-term Debt
                                         (In thousands)

                                       2002           2003           2004            2005           2006
                                  ------------   --------------  -------------  -------------  --------------

Interest in indebtedness........  $      1,782   $        1,653  $       1,592  $       1,452  $        1,418
Repayment of principal..........            --            2,500            500          2,500              --
                                  ------------   --------------  -------------  -------------  --------------

                                  $      1,782   $        4,153  $       2,092  $       3,952  $        1,418
                                  ============   ==============  =============  =============  ==============

CAPITAL RESOURCES

         Shareholders' equity increased $1,104,319 or 4.8% to $24,074,864 as of December 31, 2001. The increase in shareholders' equity was attributable to the following reasons: net change in unrealized gains or losses on available-for-sale securities; issuance of treasury stock; issuance of preferred stock in the business combination; issuance of stock under stock option agreements; and net income minus cash dividends paid. Shareholders' equity increased $2,779,360 or 13.77% to $22,970,545 as of December 31, 2000, and
shareholders' equity decreased $2,297,053 or 10.21% to $20,191,185 as of December 31, 1999, compared with $22,488,238 at the end of 1998.

         During 2001, the Company issued 58,667 shares of preferred stock, issued 5,000 shares of common stock and reissued 10,771 shares of treasury stock; during 2000, the Company purchased 3,000 shares of treasury stock and reissued 10,596 shares of treasury stock; and during 1999, the Company purchased 64,499 shares of treasury stock and reissued 5,359 shares of treasury stock.

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

         The table below summarizes these and other key ratios for the Company for each of the last three years.

                               Return on Equity and Assets

                                                                2001           2000          1999
                                                              ---------     ---------      --------

Return on average assets.................................          0.86%         1.12%         0.68%
Return on average common equity..........................          9.44         12.80         11.47
Dividend payout ratio....................................         92.73         65.71         71.08
Average common shareholder's equity to average
   assets ratio..........................................          9.13          9.10          9.81

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

         The table below illustrates the Company's regulatory capital ratios under federal guidelines at December 31, 2001, 2000 and 1999:

                                               Capital Adequacy Ratios

                                                                           Years ended December 31,
                                                       Statutory   ------------------------------------------------
                                                        Minimum        2001             2000               1999
                                                       ---------   ------------      -----------       ------------
                                                                             (Dollars in thousands)
Tier I Capital.................................                    $     21,939      $    21,512       $     20,375
Tier II Capital................................                           2,096            1,712              1,849
                                                                   ------------      -----------       ------------
Total Qualifying Capital.......................                    $     24,035      $    23,224       $     22,224
                                                                   ============      ===========       ============
Risk Adjusted Total Assets (including
   off-balance-sheet exposures)................                    $    206,072      $   165,212       $    151,073
                                                                   ============      ===========       ============

Adjusted quarterly average assets..............                    $    274,301      $   227,648       $    218,757
                                                                   ============      ===========       ============
Tier I Risk-Based Capital Ratio................             4.0%          10.65%           13.02%             13.49%

Total Risk-Based Capital Ratio.................             8.0           11.66            14.06              14.71

Leverage Ratio.................................             4.0            8.00             9.45               9.31

         On December 31, 2001, the Company and its Subsidiary Banks exceeded the regulatory minimums and qualified as well capitalized institutions under the regulations.

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

         The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts. At year end, the Company had $13,600,000 of federal funds available, a $56,240,800 line of credit from The Federal Home Loan Bank of which $21,648,800 was available and unused, and a line of credit at a correspondent bank of which $1,500,000 was available and unused.

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

            [The remainder of this page intentionally left blank]

         The following table shows interest sensitivity gaps for different intervals as of December 31, 2001.

                      Interest Rate Sensitivity Analysis

                                                  0-30          31-90         90-365           1-5        Over 5
                                                  Days           Days          Days           Years        Years         Total
                                               ----------     ----------     ---------      ----------    ---------    ----------

Interest-earning assets /(1)/
     Loans............................         $   62,525     $    9,998     $  29,761      $   79,343    $  17,153    $  198,780
     Securities available-for-sale....                196            502           662          15,368       19,457        36,185
     Time deposits in other banks.....                185             --            --              --           --           185
     Federal funds sold...............              8,860             --            --              --           --         8,860
                                               ----------     ----------     ---------      ----------    ---------    ----------
                                                   71,766         10,500        30,423          94,711       36,610       244,010
                                               ----------     ----------     ---------      ----------    ---------    ----------
Interest-bearing liabilities /(2)/
     Demand deposits /(3)/............             11,646         11,646        11,646              --           --        34,938
     Savings deposits /(3)/...........             10,838         10,838        10,837              --           --        32,513
     Time deposits....................             20,437         20,274        57,506          18,179           --       116,396
     Other short-term borrowings......                918             --         3,500              --           --         4,418
     Long-term debt...................             10,000          5,000            --          18,500           92        33,592
                                               ----------     ----------     ---------      ----------    ---------    ----------
                                                   53,839         47,758        83,489          36,679           92       221,857
                                               ----------     ----------     ---------      ----------    ---------    ----------

Interest sensitivity gap..............         $   17,927     $  (37,258)    $ (53,066)     $   58,032    $  36,518    $   22,153
                                               ==========     ==========     =========      ==========    =========    ==========

Cumulative interest sensitivity gap...         $   17,927     $  (19,331)    $ (72,397)     $  (14,365)   $  22,153
                                               ==========     ==========     =========      ==========    =========

Ratio of interest-earning assets to
     Interest-bearing liabilities.....               1.33           0.22          0.36            2.58       397.93

Cumulative ratio......................               1.33           0.81          0.61            0.94         1.10

Ratio of cumulative gap to total
     Interest-earning assets..........               0.07          (0.08)        (0.30)          (0.06)        0.09

/(1)/    Excludes nonaccrual loans and securities
/(2)/ Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
/(3)/ Demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, 31-90 day period and the 91-365 day period.

         The above table indicates that in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets. As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of earning assets over interest-bearing liability of approximately $18 million. For the first 365 days, interest-bearing liabilities exceed earning assets by approximately $72 million. During this one-year time frame, 83.4% of all interest-bearing liabilities will reprice compared to 46.2% of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread and the liability remain the same, thus impacting net interest income. Due to management's continued emphasis on profitability, many of the higher-yielding securities presented in the table above have call features, which may result in such securities having a shorter effective life. The long-term debt presented in this section is shown on its call date since management fully expects this debt to be called under the current interest rate environment. It should be noted that a matched interest-sensitive position by itself would not ensure maximum net interest income.

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

         Net interest income decreased $307,000 or 3.1% to $9,716,000 from 2000 to 2001. The decrease in net interest income from 2000 to 2001 is attributable to the following reasons; an increase in interest expense; an approximately $9 million or 36.51% decrease in the average volume on tax exempt securities. The decrease in volume resulted in a decrease of $522,000 or 29.47% in tax exempt interest income. The increase in interest expense and the decrease in interest income on tax exempt securities were partially offset by an increase in loan interest income. Net interest income increased $222,000 or 2.27% to $10,023,000 from 1999 to 2000 and increased $1,761,000 or 21.90% to $9,801,000 from 1998 to
1999. The increase in the net interest income from 1999 to 2000 and 1998 to 1999 is primarily due to increases in total loans.

         Interest income was $18,711,000 in 2001, which represented an increase of $100,000 or 0.5% over 2000. Interest income was $18,611,000 in 2000, which represented an increase of $1,343,000 or 7.78% over 1999 and $17,268,000 in 1999, which represented an increase of $2,934,000 or 20.46% over 1998. During 2001, loan interest income was $15,501,000 an increase of $572,000 or 3.8% from 2000. During 2000, loan interest income was $14,929,000 an increase of $2,098,000 or 16.35% from 1999. In 1999, loan interest income increased $1,418,000 to $12,831,000 from $11,413,000 in 1998. Securities interest income decreased $592,000 or 16.9% from 2000 to 2001 and ended the year at $2,917,000. Securities interest income decreased $226,000 or 6.05% from 1999 to 2000 and ended the year at $3,509,000. Interest income on securities increased $1,309,000 or 53.96% from 1998 to 1999. The changes in securities income were attributable to the average amounts of securities owned in each year. The average yields did not change significantly from year to year.

         Total interest expense increased by $407,000 or 4.7% in 2001 from 2000 and increased by $1,121,000 or 15.0% in 2000 from 1999. The interest expense increase from 1999 to 2000 was due equally to increased volume and an approximate 50 basis point increase in average rates paid on total interest-bearing liabilities, while the increase from 2000 to 2001 was attributable to an increase of approximately $21.7 million in the average volume of interest-bearing liabilities offset with an approximate 33 basis point decrease in average rates paid on total interest-bearing liabilities. Total interest expense reported at year-end 1999 was $7,467,000, an increase of $1,173,000 or 18.64% over 1998. The increase from 1998 to 1999 is primarily a result of an increase in interest-bearing liabilities.

         The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin decreased 45 basis points in 2001 from 4.81% at year-end 2000 to 4.36% at year-end 2001; the net interest margin decreased 11 basis points in 2000 from 4.92% at year-end 1999 to 4.81% at year-end 2000; and the net interest margin decreased 36 basis points in 1999 to 4.92%. The net cost of funds, defined as interest expense divided by average-earning assets, decreased 9 basis points to 4.03% at year-end 2001; increased 37 basis points to 4.12% at year-end 2000; and declined to 3.75% in 1999 from 4.14% in 1998. The yield on earning assets fell 54 basis points to 8.39% at year-end 2001; rose 26 basis points to 8.93% at year-end 2000; and declined 75 basis points to 8.67% in 1999 from 9.42% in 1998.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interests rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. From 2000 to 2001, the interest rate spread decreased 19 basis points to 3.87%; from 1999 to 2000, the interest rate spread decreased 19 basis points to 4.06%; and from 1998 to 1999, the interest rate spread decreased 31 basis points to 4.25%.

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

              [The remainder of this page intentionally left blank]

    Consolidated Average Balances, Interest Income/Expense and Yields/Rates
                            Taxable Equivalent Basis

                                                                Years Ended December 31,
                                 ------------------------------------------------------------------------------------------------
                                               2001                            2000                             1999
                                 ------------------------------   ------------------------------   ------------------------------
                                  Average    Income/    Yield/     Average    Income/    Yield/     Average    Income/    Yield/
                                  Balance    Expense     Rate      Balance    Expense     Rate      Balance    Expense     Rate
                                 ---------  ---------  --------   ---------  ---------  --------   ---------  ---------  --------
                                                                       (Dollars in thousands)
Assets
  Earning assets:
    Loans, net of unearned
      income /(1)/............   $ 172,858   $ 15,501    8.97%    $ 156,707   $ 14,929    9.53%    $ 134,416   $ 12,831    9.55%
  Securities:
    Taxable...................      27,041      1,668    6.17        23,460      1,738    7.41        31,743      2,012    6.34
    Tax exempt................      15,720      1,249    7.95        24,760      1,771    7.15        20,664      1,723    8.34
                                 ---------   --------             ---------   --------             ---------   --------
      Total securities........      42,761      2,917    6.82        48,220      3,509    7.28        52,407      3,735    7.13
    Time deposits in
      other banks.............         634         19    3.00           576         21    3.65           785         45    5.73
    Federal funds sold........       6,738        274    4.07         2,823        152    5.38        11,518        657    5.70
                                 ---------   --------             ---------   --------             ---------   --------
      Total interest- earning
         assets /(2)/.........     222,991     18,711    8.39       208,326     18,611    8.93       199,126     17,268    8.67

  Noninterest-earning assets:
    Cash and due from banks          8,197                            7,297                            7,569
    Accrued interest and
      other assets............      22,850                           13,933                           16,055
    Allowance for loan
      losses..................      (1,789)                          (1,772)                          (1,917)
                                 ---------                        ---------                        ---------
      Total assets............   $ 252,249                        $ 227,784                        $ 220,833
                                 =========                        =========                        =========

Liabilities and Shareholders'
    Equity
    Interest-bearing
      liabilities:
      Demand deposits.........   $  31,510        602    1.91     $  29,685        608    2.05     $  30,520        663    2.17
      Savings deposits........      26,439        752    2.84        23,794        724    3.04        26,803        821    3.06
      Time deposits...........     108,152      5,962    5.51        96,828      5,675    5.86        88,917      4,750    5.34
                                 ---------   --------             ---------   --------             ---------   --------
                                   166,101      7,316    4.40       150,307      7,007    4.66       146,240      6,234    4.26
      Other short-term
         borrowings...........         618         22    3.56         1,260         89    7.06           102          9    8.82
      Long-term debt..........      31,260      1,657    5.30        24,668      1,492    6.05        22,459      1,224    5.45
                                 ---------   --------             ---------   --------             ---------   --------
      Total interest-bearing
         liabilities..........     197,979      8,995    4.54       176,235      8,588    4.87       168,801      7,467    4.42
                                             --------                         --------                         --------

Net interest income/net
  interest spread.............                  9,716    3.87%           --     10,023    4.06%                   9,801    4.25%
                                                       ======                           ======                           ======

  Noninterest-bearing
    liabilities:
    Demand deposits...........      25,974                           25,796                           26,491
    Accrued interest and
      other liabilities.......       5,255                            5,025                            3,886
    Shareholders' equity......      23,041                           20,728                           21,655
                                 ---------                        ---------                        ---------
    Total liabilities and
      shareholders' equity....   $ 252,249                        $ 227,784                        $ 220,833
                                 =========                        =========                        =========

Net yield on earning assets...                           4.36%                            4.81%                            4.92%
                                                       ======                           ======                           ======

Taxable equivalent adjustment:
  Loans.......................                     49                               39                               41
  Securities..................                    425                              606                              591
                                             --------                         --------                         --------
      Total taxable equivalent
         adjustment...........                    474                              645                              632
                                             --------                         --------                         --------

Net interest income...........               $  9,243                         $ 9,378                          $  9,169
                                             ========                         =======                          ========

__________________________

/(1)/ Average loans include nonaccrual loans. All loans and deposits are domestic.
/(2)/ Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

                          Rate/Volume Variance Analysis
                            Taxable Equivalent Basis

                                                  Average Volume               Change in Volume                Average Rate
                                       ----------------------------------  ------------------------   ------------------------------
                                          2001        2000        1999      2001-2000    2000-1999      2001       2000       1999
                                       ---------   ---------   ---------   -----------  -----------   --------   --------   --------
                                                                            (Dollars in thousands)

Earning assets:
Loans, net of unearned income /(1)/    $ 172,858   $ 156,707   $ 134,416    $   16,151   $   22,291     8.97%      9.53%      9.55%
Securities:
   Taxable..........................      27,041      23,460      31,743         3,581       (8,283)    6.17       7.41       6.34
   Tax exempt.......................      15,720      24,760      20,664        (9,040)       4,096     7.95       7.15       8.34
                                       ---------   ---------   ---------    ----------   ----------
     Total securities...............      42,761      48,220      52,407        (5,459)      (4,187)    6.82       7.28       7.13
Interest-bearing deposits with other
banks  .............................         634         576         785            58         (209)    3.00       3.65       5.73
Federal funds sold..................       6,738       2,823      11,518         3,915       (8,695)    4.07       5.38       5.70
                                       ---------   ---------   ---------    ----------   ----------
     Total earning assets...........   $ 222,991   $ 208,326   $ 199,126    $   14,665   $    9,200     8.39       8.93       8.67
                                       =========   =========   =========    ==========   ==========

Interest-bearing liabilities:
Deposits:
   Demand...........................   $  31,510   $  29,685   $  30,520    $    1,825   $     (835)    1.91       2.05       2.17
   Savings..........................      26,439      23,794      26,803         2,645       (3,009)    2.84       3.04       3.06
   Time.............................     108,152      96,828      88,917        11,324        7,911     5.51       5.86       5.34
                                       ---------   ---------   ---------    ----------   ----------
     Total deposits.................     166,101     150,307     146,240        15,794        4,067     4.40       4.66       4.26
Other short-term borrowings.........         618       1,260         102          (642)       1,158     3.56       7.06       8.82
Long-term borrowings................      31,260      24,668      22,459         6,592        2,209     5.30       6.05       5.45
                                       ---------   ---------   ---------    ----------   ----------

     Total interest-bearing
       liabilities..................   $ 197,979   $ 176,235   $ 168,801    $   21,744   $    7,434     4.54       4.87       4.42
                                       =========   =========   =========    ==========   ==========
Net interest income/net interest                                                                        3.85       4.06       4.25
spread

Net yield on earning assets.........                                                                    4.36       4.81       4.92

Net cost of funds...................                                                                    4.03       4.12       3.75

                                                                                                    Variance Attributed to /(1)/
                                                                                            ----------------------------------------
                                     Interest Income/Expense              Variance                 2001                 2000
                               ---------------------------------  ------------------------  -------------------  ------------------
                                  2001        2000        1999     2001-2000    2000-1999    Volume      Rate     Volume     Rate
                               ---------   ---------   ---------  -----------  -----------  --------   --------  --------  --------
                                                                   (Dollars in thousands)

Earning assets:
Loans, net of unearned         $  15,501   $  14,929   $  12,831   $      572   $    2,098  $  1,482   $   (910) $  2,125  $   (27)
income /(1)/.................
Securities:
  Taxable....................      1,668       1,738       2,012          (70)        (274)      244       (314)     (579)     305
  Tax exempt.................      1,249       1,771       1,723         (522)          48      (703)       181       314     (266)
                               ---------   ---------   ---------   ----------   ----------  --------   --------  --------  -------
    Total securities.........      2,917       3,509       3,735         (592)        (226)     (459)      (133)     (265)      39
Interest-bearing deposits
  with other banks...........         19          21          45           (2)         (24)        2         (4)      (10)     (14)
Federal funds sold...........        274         152         657          122         (505)      167        (45)     (470)     (35)
                               ---------   ---------   ---------   ----------   ----------  --------   --------  --------  -------

    Total earning assets.....     18,711      18,611      17,268          100        1,343     1,192     (1,092)    1,380      (37)
                               ---------   ---------   ---------   ----------   ----------  --------   --------  --------  -------

Interest-bearing liabilities:
Deposits:
  Demand.....................        602         608         663           (6)         (55)       37        (43)      (18)     (37)
  Savings....................        752         724         821           28          (97)       77        (49)      (92)      (5)
  Time deposits..............      5,962       5,675       4,750          287          925       639       (352)      442      483
                               ---------   ---------   ---------   ----------   ----------  --------   --------  --------  -------
    Total deposits...........      7,316       7,007       6,234          309          773       753       (444)      332      441

Other short-term borrowings..         22          89           9          (67)          80       (34)       (33)       82       (2)
Long-term borrowings.........      1,657       1,492       1,224          165          268       365       (200)      126      142
                               ---------   ---------   ---------   ----------   ----------  --------   --------  --------  -------

    Total interest-bearing
      liabilities............      8,995       8,588       7,467          407        1,121     1,088       (644)      540      581
                               ---------   ---------   ---------   ----------   ----------  --------   --------  --------  -------

Net interest income/net
  interest spread............  $   9,716   $  10,023   $   9,801   $     (307)  $      222  $    104   $   (448) $    840  $  (618)
                               =========   =========   =========   ==========   ==========  ========   ========  ========  =======

/(1)/ The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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

         Management believes that the $2,095,895 for December 31, 2001 and $1,711,665 for December 31, 2000 in the allowance for loan losses were adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

             [The remainder of this page intentionally left blank]

         The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2001.

                         Summary of Loan Loss Experience

                                                              2001        2000        1999        1998          1997
                                                           ----------   ---------   ---------   ---------   ----------
                                                                             (Dollars in thousands)

Allowance for loan losses at beginning of year............ $    1,712   $   1,849   $   1,831   $   1,120   $      924
Loans charged off:
  Commercial, financial and agricultural..................         33          25          78           5          223
  Real Estate - mortgage..................................         56         113          39          46           --
  Consumer................................................        223         713         856       1,454          542
                                                           ----------   ---------   ---------   ---------   ----------
    Total loans charged off...............................        312         851         973       1,505          765
                                                           ----------   ---------   ---------   ---------   ----------

Recoveries on loans previously charged off:
  Commercial, financial and agricultural..................         --           8          63           8           30
  Real Estate - mortgage..................................         11          14          54          27            2
  Consumer................................................        178         356         377         305          267
                                                           ----------   ---------   ---------   ---------   ----------
    Total recoveries......................................        189         378         494         340          299
                                                           ----------   ---------   ---------   ---------   ----------

Net loans charged off.....................................        123         473         479       1,165          466

Additions due to acquisition..............................        244          --          --         464           --

Provision for loan losses.................................        263         336         497       1,412          662
                                                           ----------   ---------   ---------   ---------   ----------

Allowance for loan losses at end of period................ $    2,096   $   1,712   $   1,849   $   1,831   $    1,120
                                                           ==========   =========   =========   =========   ==========

Loans, net of unearned income, at end of period........... $  204,095   $ 160,199   $ 139,706   $ 136,202   $   96,631

Average loans, net of unearned income,
  outstanding for the period..............................    172,858     156,707     134,416     107,393       88,559

Ratio of net charge-offs to net average loans.............       0.07%       0.30%       0.36%       1.09%        0.53%

         In evaluating the allowance, management also considers the historical loan loss experience of the Subsidiary Banks, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. The Subsidiary Banks have allocated their allowance for loan losses to specific loan categories as follows:

                    Allocation of Loan Loss Reserve

                                                             December 31,
                      ----------------------------------------------------------------------------------------------------
                              2001                2000                 1999                 1998               1997
                      -------------------  ------------------   ------------------    -----------------   ----------------
                                 Percent             Percent              Percent              Percent             Percent
                                 of Loans            of Loans             of Loans             of Loans            of Loans
                                 in Each             in Each              in Each              in Each             in Each
                                 Category            Category             Category             Category            Category
                                 to Total            to Total             to Total             to Total            to Total
                        Amount     Loans    Amount     Loans     Amount     Loans     Amount     Loans    Amount     Loans
                      ---------  -------   --------  -------   ---------  --------   --------  -------   --------  -------
                                                           (Dollars in Thousands)

Domestic Loans
Commercial,
  financial and
  agricultural......  $     640       25%  $    575       21%  $     648        21%  $     15       19%  $    325       16%
Real estate.........        833       65        676       66         185        63         55       62         11       58
Consumer............        623       10        461       13       1,016        16      1,761       19        784       26
Other...............         --       --         --       --          --        --         --       --         --       --
                      ---------  -------   --------  -------   ---------  --------   --------  -------   --------  -------

                      $   2,096      100%  $  1,712      100%  $   1,849       100%  $  1,831      100%   $ 1,120      100%
                      =========  =======   ========  =======   =========  ========   ========  =======    =======  =======

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

         The Company had nonperforming assets of approximately $5,664,000, $2,319,000, $1,605,000, $1,145,000 and $1,748,000 as of December 31, 2001, 2000,
1999, 1998 and 1997, respectively.

         The following table presents information concerning outstanding balances of nonperforming assets at December 31, 2001, 2000, 1999, 1998 and 1997.

                            Nonperforming Assets

                                                                           December 31,
                                               --------------------------------------------------------------------
                                                  2001          2000           1999          1998          1997
                                               -----------   -----------   -----------   -----------    -----------
                                                               (Amounts in thousands, except ratios)

Nonaccruing loans...........................   $     5,315   $     1,728   $       873   $       515    $       850
Loans past due 90 days or more..............           231           198           426           354            748
Restructured loans..........................            --            --            --            --             --
                                               -----------   -----------   -----------   -----------    -----------
     Total nonperforming loans..............         5,546         1,926         1,299           869          1,598

Nonaccruing securities......................            --            --            --            --             --
Other real estate...........................           118           393           306           276            150
                                               -----------   -----------   -----------   -----------    -----------

     Total..................................   $     5,664   $     2,319   $     1,605   $     1,145    $     1,748
                                               ===========   ===========   ===========   ===========    ===========

Ratios:
   Loan loss allowance to total
    nonperforming assets....................         0.370         0.738         1.152         1.600          0.641
                                               ===========   ===========   ===========   ===========    ===========

   Total nonperforming loans to total loans
     (net of unearned interest).............         0.027         0.012         0.009         0.006          0.017
                                               ===========   ===========   ===========   ===========    ===========

   Total nonperforming assets to total assets       0.020          0.010         0.007         0.005          0.012
                                               ===========   ===========   ===========   ===========    ===========

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

NONINTEREST INCOME

         Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of securities are included in noninterest income. Total noninterest income increased by $301,000 or 8.8% for the year ended December 31, 2001 as compared to 2000. Total noninterest income increased by $313,000 or 10.09% for the year ended December 31, 2000 as compared to 1999.

         During 2001, income derived from customer service fees decreased $115,000 or 8.1% to $1,301,000. During 2000, income derived from customer service fees declined $7,000 or 0.49% to $1,416,000. Nonrecurring items of noninterest income include sales of securities. Included in noninterest income are gains (losses) on sales of securities of $462,000, $(1,000), and $39,000 in 2001, 2000, and 1999. In 2001, the Company had $301,000 of income from earnings in cash surrender value of various life insurance policies compared to $285,000 for 2000 and $265,000 for 1999.

         The table below sets forth the Company's noninterest income for the periods indicated.

                              Noninterest Income

                                                                 December 31,                     Percent Change
                                             -------------------------------------------- ----------------------------
                                                   2001             2000         1999        2001/2000       2000/1999
                                             ---------------  -------------- ------------ ------------       ---------
                                                        (Amounts in thousands)

Customer service fees....................... $         1,301  $        1,416 $      1,423      (8.12)%           (0.49)%
Insurance commissions.......................           1,220           1,399        1,129     (12.79)            23.91
Securities gains (losses)...................             462              (1)          39  46,300.00           (102.56)
Earnings on cash surrender value
   life insurance...........................             301             285          265       5.61              7.55
Other.......................................             432             316          246      36.71             28.46
                                             ---------------  -------------- ------------

                                             $         3,716  $        3,415 $      3,102       8.81%            10.09%
                                             ===============  ============== ============

NONINTEREST EXPENSES

         From 2000 to 2001, noninterest expense increased $910,000 or 10.2%; from 1999 to 2000, noninterest expense increased $358,000 or 41.16%. A $486,000 or 10.7% increase in salaries and benefits was noted from 2000 to 2001. A $179,000 or 4.10% increase in salaries and benefits was noted from 1999 to 2000. The rise in salaries and benefits for 2001 is a direct result of annual salary increases and staffing for three additional locations added during 2001. The increase in 1999 was mostly attributable to the merger during the third quarter of 1998, while the lesser 2000 increase can be attributed to the Company's maturing and experienced personnel.

         For 2001, occupancy and equipment expense was $1,533,000, an increase of $210,000 or 15.8% over 2000. In 2000, occupancy and equipment expense was $1,323,000, an increase of $10,000 or 0.8% over 1999. The increase in 2001 can be attributed primarily to an increase of $181,569 or 28.65% in depreciation expense resulting from additional property and equipment added during the year. The 2000 and 1999 expense increases were also a result of additional property and equipment being added during those years.

         Other noninterest expenses increased at normal yet comparable rates from 1999 to 2000 and also realized slight increases due to the normal cost of operating a business.

         The table below sets forth the Company's noninterest expenses for the periods indicated.

                             Noninterest Expenses

                                                   Years ended December 31,             Percent Change
                                              ---------------------------------   ------------------------
                                                 2001        2000       1999      2001/2000      2000/1999
                                              ---------   ---------   ---------   ---------      ---------
                                                       (Amounts in thousands)

Salaries and employee benefits............    $   5,028   $   4,542   $   4,363       10.70%         4.10%
Occupancy and equipment expense...........        1,533       1,323       1,313       15.87          0.76
Professional fees.........................          739         614         596       20.36          3.02
Director and committee fees...............          410         347         295       18.16         17.63
Telephone.................................          326         211          97       54.50        117.53
Supplies..................................          254         245         257        3.67         (4.67)
Insurance.................................          164         178         179       (7.87)        (0.56)
Postage...................................          151         138         149        9.42         (7.38)
Advertising...............................          137         188         191      (27.13)        (1.57)
Amortization expense......................          127         127         130        0.00         (2.31)
Correspondent bank charges................          124         122         126        1.64         (3.17)
Regulatory fees and assessments...........          113         121          99       (6.61)        22.22
Other.....................................          759         799         802       (5.01)        (0.37)
                                              ---------   ---------   ---------
  Total...................................    $   9,865   $   8,955   $   8,597       10.16%         4.16%
                                              =========   =========   =========

INCOME TAXES

         Income tax expense decreased $193,538 or 22.8%, to $655,460 for the year ended December 31, 2001, and increased $155,000 or 22.3%, to $849,000 for the year ended December 31, 2000. The effective tax rate as a percentage of pretax income was 24.2% in 2000 and 21.8% in 1999. The statutory federal rate was 34.0% during 2001, 2000, and 1999. The lower effective tax rate is primarily attributable to the Company's investment in tax-advantaged assets. There is no current or pending tax legislation of which management is aware that if passed would have any material effect on the consolidated financial statements. For further information concerning the provision for income taxes, refer to Note 15, Income Taxes, of the "Notes to Consolidated Financial Statements."

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

         The primary objective of Asset/Liability Management at Frontier is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years. At December 31, 2001, Frontier's cumulative gap is (30%) in the 1-year time frame.

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

                                                       Percentage Increase
                                                      (Decrease) in Interest
                                                       Income/Expense Given
                                                       Interest Rate Shifts
                                                     -------------------------
                                                       Down 200        Up 200
                                                     Basis Points  Basis Points
                                                     ------------  ------------
December 31, 2001
 Projected change in:
   Interest income..................................    (4.81)%        4.68%
   Interest expense.................................    (2.40)         5.33

   Net interest income..............................    (6.42)         4.25

SEGMENT INFORMATION

The Company's segment information is presented by line of business. Each line of business is a distinct unit that offers products and services unique to its operations and customers. The Company's reportable operating segments are commercial banking and insurance services. The segment results include certain overhead allocations and intercompany transactions. Note 22 to the consolidated financial statements of the Company included herein, provide financial details of the Company's segments related to the previous three years.

OTHER ACCOUNTING ISSUES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes ABP Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No. 141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 provides new standards for accounting relating to intangible assets after initial recognition in the financial statements. This statement proscribes the accounting practice of amortizing or expensing intangibles ratably over a prescribed period of time and imposes new guidance requiring that goodwill and certain other intangibles be tested for impairment at least annually by comparing fair values of those assets with their recorded amounts. Additional disclosure requirements also are provided. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001.

         The adoption of SFAS No. 141 and SFAS No. 142 are not expected to have a material effect on the Company's consolidated financial statements.

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

         In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. This statement reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. It eliminates differences in disclosure practices where not warranted and should provide greater consistency in reporting by entities in the financial services industry. This statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 is not expected to have a material effect on the Company's consolidated financial statements.

         In December 2001, the Auditing Standards Board issued SAS No. 95, Generally Accepted Auditing Standards. This statement supersedes Generally Accepted Auditing Standards of SAS No. 1 and generally provides additional guidance to the independent auditor in the conduct of an audit engagement, primarily by addressing authoritative and nonauthoritative publications for audit consideration and guidance. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2001.

         In January 2002, the Auditing Standards Board issued SAS No. 96, Audit Documentation. This statement supersedes SAS No. 41, Working Papers and amends SAS No. 47, Audit Risk and Materiality in Conducting an Audit, SAS No. 56, Analytical Procedures and SAS No. 59, The Auditor's Consideration of an Entity's Ability to Continue as a Going Concern. This statement provides revised guidance to the independent auditor as to the type, purpose and requirements of audit documentation. This SAS is effective for audits of financial statements for periods beginning on or after May 15, 2002.

        The impact of SAS No. 95 and SAS No. 96 on the audit of the Company's consolidated financial statements resulting from the issuance of these auditing standards is not expected to be material.

              [The remainder of this page intentionally left blank]

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page(s)
                                                                                             -------
Independent Auditors' Report................................................................      36

Consolidated Statements of Financial Condition as of December 31, 2001 and 2000.............      37

Consolidated Statements of Income for the Years Ended

   December 31, 2001, 2000, and 1999........................................................      38

Consolidated Statements of Shareholders' Equity for the Years Ended

   December 31, 2001, 2000, and 1999........................................................      39

Consolidated Statements of Cash Flows for the Years Ended

   December 31, 2001, 2000, and 1999........................................................      40

Notes to Consolidated Financial Statements..................................................      41

Quarterly Results (Unaudited)................................................................     74

            [Letterhead of Schauer, Taylor, Cox, Vise & Morgan, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Frontier National Corporation and Subsidiaries
Sylacauga, Alabama

We have audited the accompanying consolidated statements of financial condition of Frontier National Corporation (an Alabama corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier National Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Birmingham, Alabama
January 25, 2002

                                       Schauer, Taylor, Cox, Vise & Morgan, P.C.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                           December 31, 2001 and 2000

                                                                                           2001               2000
                                                                                      -------------    ---------------
Assets
   Cash and due from banks......................................................      $   9,980,614      $   4,847,281
   Interest-bearing deposits with other banks...................................            185,445            231,466
   Federal funds sold...........................................................          8,860,000          6,220,000
                                                                                      -------------      -------------
     Cash and Cash Equivalents..................................................         19,026,059         11,298,747

   Securities available-for-sale................................................         36,185,416         44,683,224

   Loans, net of unearned income................................................        204,095,286        160,199,121
   Allowance for loan losses....................................................         (2,095,895)        (1,711,665)
                                                                                      -------------      -------------
     Net Loans..................................................................        201,999,391        158,487,456

   Premises and equipment, net..................................................         11,120,087          8,458,207
   Accrued interest.............................................................          1,919,294          1,861,978
   Cash surrender value on life insurance.......................................          5,601,096          5,330,815
   Intangibles, net.............................................................          1,962,888          1,370,180
   Foreclosed real estate.......................................................            117,807            392,582
   Other assets.................................................................          1,507,663            916,639
                                                                                      -------------      -------------

       Total Assets.............................................................      $ 279,439,701      $ 232,799,828
                                                                                      =============      =============

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing........................................................      $  31,178,483      $  24,126,119
     Interest-bearing...........................................................        183,846,971        153,844,037
                                                                                      -------------      -------------
       Total Deposits...........................................................        215,025,454        177,970,156

   Dividends payable............................................................                 --            436,152
   Accrued interest.............................................................          1,207,945          1,158,688
   Short-term borrowings........................................................          4,418,266          3,961,078
   Long-term debt...............................................................         33,592,000         25,442,000
   Other liabilities............................................................          1,121,172            861,209
                                                                                      -------------      -------------
       Total Liabilities........................................................        255,364,837        209,829,283
                                                                                      -------------      -------------

Shareholders' Equity
   Common stock, par value $.001 per share, 10,000,000 shares authorized,
     3,502,497 shares issued of which 3,437,724 were outstanding at December 31,
     2001 and 3,497,497 shares issued of
     which 3,421,953 were outstanding at December 31, 2000......................              3,503              3,498
   Series A preferred stock, par value $.001 per share, 200,000 shares authorized, 58,667 shares issued and outstanding at December 31,
     2001; minimum stated value of $12.00 per share.............................            704,000                 --
   Paid-in capital..............................................................         14,233,965         14,239,609
   Retained earnings............................................................          9,842,754          9,684,470
   Accumulated other comprehensive income: net unrealized holding gains
     on securities available-for-sale, net of deferred income tax...............            173,307             89,515
   Treasury stock, 64,773 and 75,544 shares at cost.............................           (882,665)        (1,046,547)
                                                                                      -------------      -------------
       Total Shareholders' Equity...............................................         24,074,864         22,970,545
                                                                                      -------------      -------------

       Total Liabilities and Shareholders' Equity...............................      $ 279,439,701      $ 232,799,828
                                                                                      =============      =============
                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 2001, 2000, and 1999

                                                            2001                  2000                  1999
                                                     ------------------    ------------------    ------------------
Interest Income
   Interest and fees on loans.....................   $       15,452,752    $       14,889,949    $       12,788,487
   Interest and dividends on securities
     Taxable securities...........................            1,538,911             1,612,396             1,902,010
     Nontaxable securities........................              824,516             1,164,987             1,133,587
     Dividends on securities......................              128,851               125,533               110,182
   Interest on deposits with other banks..........               19,397                20,653                44,730
   Interest on federal funds sold.................              273,786               152,580               657,485
                                                     ------------------    ------------------    ------------------
       Total Interest Income......................           18,238,213            17,966,098            16,636,481
                                                     ------------------    ------------------    ------------------

Interest Expense
   Deposits.......................................            7,315,518             7,007,287             6,234,402
   Federal funds purchased and securities
     sold under repurchase agreements.............               22,402                89,320                 8,754
   Notes payable..................................            1,656,969             1,491,757             1,223,924
                                                     ------------------    ------------------    ------------------
       Total Interest Expense.....................            8,994,889             8,588,364             7,467,080
                                                     ------------------    ------------------    ------------------

Net interest income...............................            9,243,324             9,377,734             9,169,401
Provision for loan losses.........................             (262,851)             (335,784)             (497,388)
                                                     ------------------    ------------------    ------------------

Net Interest Income After Provision
   For Loan Losses................................            8,980,473             9,041,950             8,672,013

Noninterest Income
   Customer service fees..........................            1,300,791             1,415,826             1,423,287
   Commission income..............................            1,219,663             1,398,769             1,128,910
   Securities gains (losses)......................              461,632                (1,142)               39,023
   Other .........................................              734,025               601,797               510,395
                                                     ------------------    ------------------    ------------------
       Total Noninterest Income...................            3,716,111             3,415,250             3,101,615

Noninterest Expenses
   Salaries and benefits..........................            5,028,354             4,542,124             4,363,457
   Net occupancy and equipment expense............            1,533,088             1,323,487             1,313,416
   Amortization expense...........................              127,241               126,833               129,829
   Other operating expenses.......................            3,176,531             2,962,673             2,790,304
                                                     ------------------    ------------------    ------------------
       Total Noninterest Expenses.................            9,865,214             8,955,117             8,597,006
                                                     ------------------    ------------------    ------------------

Income before income taxes........................            2,831,370             3,502,083             3,176,622
Provision for income taxes........................             (655,460)             (848,998)             (693,682)
                                                     ------------------    ------------------    ------------------

Net Income........................................   $        2,175,910    $        2,653,085    $        2,482,940
                                                     ==================    ==================    ==================

Earnings Per Common Share
   Basic..........................................   $             0.64    $             0.78    $             0.72
   Diluted........................................                 0.62                  0.76                  0.71

Cash Dividends Declared Per
   Common Share...................................   $             0.59    $             0.51    $             0.51

Weighted Average Shares Outstanding
   Basic .........................................            3,426,362             3,417,783             3,450,628
   Diluted........................................            3,514,614             3,487,977             3,485,342

                 See notes to consolidated financial statements

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                  Years Ended December 31, 2001, 2000, and 1999

                                                                                Accumulated
                                                                                   Other                         Total
                             Common     Preferred     Paid-in       Retained    Comprehensive     Treasury    Shareholders'
                              Stock       Stock       Capital       Earnings    Income (Loss)      Stock         Equity
                           ----------  ---------  --------------  ------------ --------------   ------------  ------------
Balance at
   January 1, 1999...      $   2,332   $      --   $  14,265,547  $  8,057,945 $      530,414   $   (368,000) $ 22,488,238
Net income 1999......             --          --              --     2,482,940             --             --     2,482,940
Unrealized losses on
   securities available-
   for-sale, net of
   reclassification
   adjustment, net of
   tax of $1,301,941.             --          --              --            --     (2,210,092)            --    (2,210,092)
                                                                                                              ------------
Comprehensive income.             --          --              --            --             --             --       272,848
                                                                                                              ------------
Effect of stock split          1,166          --              --        (1,166)            --             --            --
Cash dividends ($0.51
    per share).......             --          --              --    (1,764,975)            --             --    (1,764,975)
Purchase of treasury
   stock.............             --          --              --            --             --       (884,637)     (884,637)
Issuance of treasury
   stock.............             --          --          (2,443)           --             --         82,154        79,711
                           ---------   ---------   -------------  ------------ --------------    ------------ ------------
Balance at
   December 31, 1999.          3,498          --      14,263,104     8,774,744     (1,679,678)    (1,170,483)   20,191,185
Net income 2000......             --          --              --     2,653,085             --             --     2,653,085
Unrealized gains on
   securities available-
   for-sale, net of
   reclassification
   adjustment, net of
   tax of $1,062,797.             --          --              --            --      1,769,193             --     1,769,193
                                                                                                              ------------
Comprehensive income.             --          --              --                           --             --     4,422,278
                                                                                                              ------------
Cash dividends ($0.51
    per share).......             --          --              --    (1,743,359)            --             --    (1,743,359)
Purchase of treasury
   stock.............             --          --              --            --             --        (38,500)      (38,500)
Issuance of treasury
   stock.............             --          --         (23,495)           --             --        162,436       138,941
                           ---------   ---------   -------------  ------------ --------------   ------------  ------------
Balance at
   December 31, 2000.          3,498          --      14,239,609     9,684,470         89,515     (1,046,547)   22,970,545
Net income 2001......             --          --              --     2,175,910             --             --     2,175,910
Unrealized gains on
   securities available-
   for-sale, net of
   reclassification
   adjustment, net of
   tax of $54,031....             --          --              --            --         83,792             --        83,792
                                                                                                              ------------
Comprehensive income.             --          --              --            --             --             --     2,259,702
                                                                                                              ------------
Cash dividends ($0.59
    per share).......             --          --              --    (2,017,626)            --             --    (2,017,626)
Stock options
   exercised.........              5          --          33,295            --             --             --        33,300
Issuance of preferred
   stock.............             --     704,000              --            --             --             --       704,000
Issuance of treasury
   stock.............             --          --         (38,939)           --             --        163,882       124,943
                           ---------   ---------   -------------  ------------ --------------   ------------  ------------
Balance at
   December 31, 2001.      $   3,503   $ 704,000   $  14,233,965  $  9,842,754 $      173,307   $   (882,665) $ 24,074,864
                           =========   =========   =============  ============ ==============   ============  ============

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 2001, 2000, and 1999

                                                              2001                  2000                  1999
                                                     ------------------    ------------------    ------------------
Operating Activities
   Net income.....................................   $        2,175,910    $        2,653,085    $        2,482,940
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, amortization and accretion, net              931,897               733,472               786,361
     Provision for loan losses....................              262,851               335,784               497,388
     (Gain) loss on disposal of assets............               92,024                (5,896)                   --
     Deferred income taxes........................              (26,000)               88,000               (44,000)
     Realized security (gains) losses, net........             (461,632)                1,142               (39,023)
     (Gain) loss on disposition of foreclosed
       real estate................................                9,604                13,574                34,349
   (Increase) decrease in accrued
     interest receivable..........................              117,448              (210,723)             (152,274)
   Increase (decrease) in accrued interest payable             (266,007)              233,324                40,345
   Other, net.....................................           (1,045,061)             (515,048)              968,430
                                                     ------------------    ------------------    ------------------
     Net Cash Provided By
       Operating Activities.......................            1,791,034             3,326,714             4,574,516
                                                     ------------------    ------------------    ------------------

Investing Activities
   Proceeds from sales, calls, maturities and
     paydowns of securities available-for-sale....           26,529,862             8,782,627            22,786,159
   Purchases of securities available-for-sale.....          (12,763,951)             (250,000)          (24,837,868)
   Net increase in loans to customers.............          (27,835,225)          (21,297,027)           (4,147,744)
   Purchase of premises and equipment.............           (1,775,994)           (3,070,844)           (1,746,119)
   Proceeds from disposition of premises
     and equipment................................               36,677               758,469                26,425
   Proceeds from disposition of
     foreclosed real estate.......................              274,389               229,351               100,050
   Cash received in acquisitions, net.............           10,524,944                    --                    --
                                                     ------------------    ------------------    ------------------
     Net Cash Used In Investing Activities........           (5,009,298)          (14,847,424)           (7,819,097)
                                                     ------------------    ------------------    ------------------

Financing Activities
   Net increase (decrease) in demand deposits
     now accounts, and savings accounts...........            9,597,461            (5,238,438)            1,010,355
   Net increase (decrease) in certificates
     of deposit...................................           (5,399,690)           10,781,614            (1,958,589)
   Net increase in short-term borrowings..........              457,188             3,875,124                85,954
   Proceeds from sale of treasury stock...........              124,943               138,941                79,711
   Purchases of treasury stock....................                   --               (38,500)             (884,637)
   Cash dividends.................................           (2,017,626)           (1,743,360)           (1,764,975)
   Issuance of long-term debt.....................           20,500,000             2,500,000             5,500,000
   Repayment of long-term debt....................          (12,350,000)           (1,100,000)              (15,384)
   Issuance of common stock.......................               33,300                    --                    --
                                                     ------------------    ------------------    ------------------
     Net Cash Provided By
       Financing Activities.......................           10,945,576             9,175,381             2,052,435
                                                     ------------------    ------------------    ------------------

Net Increase (Decrease) in Cash and
   Cash Equivalents...............................            7,727,312            (2,345,329)           (1,192,146)

Cash and Cash Equivalents at
   Beginning of Year..............................           11,298,747            13,644,076            14,836,222
                                                     ------------------    ------------------    ------------------

Cash and Cash Equivalents at End of Year..........   $       19,026,059    $       11,298,747    $       13,644,076
                                                     ==================    ==================    ==================

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Frontier National Corporation (the "Company"), an Alabama corporation, and its subsidiaries operate predominantly in the domestic commercial banking industry in East Central Alabama. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following summarizes the most significant of these policies. The Company has two bank subsidiaries: Frontier National Bank, Sylacauga, Alabama and Frontier National Bank, Lanett, Alabama. The Banks operate branches in Talladega, Lee, Chambers and Shelby counties, Alabama. Their primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and middle-income individuals. Frontier Finance Company, Inc., a wholly-owned subsidiary of Frontier National Bank, Sylacauga, Alabama, makes small consumer loans and has offices located in Central Alabama. Frontier Acquisition Corporation, a wholly-owned subsidiary of Frontier National Corporation, was formed to provide for the orderly liquidation of problem loans originated by the Company's banking subsidiaries. Frontier Financial Services, Inc., a wholly-owned subsidiary of Frontier National Bank, Sylacauga, Alabama, sells and services insurance products aimed at individuals and small to medium sized businesses at two offices located in Central Alabama. Frontier Reinsurance, Inc., a wholly-owned subsidiary of Frontier Financial Services, Inc., offers credit life and credit accident and health insurance products for sale.

Basis of Consolidation
----------------------
The accompanying consolidated financial statements include the accounts of Frontier National Corporation and its wholly-owned subsidiaries: Frontier National Bank, Sylacauga, Alabama, Frontier National Bank, Lanett, Alabama, and Frontier Finance Company, Inc. (referred to herein as the "Bank's"), Frontier Acquisition Corporation, Frontier Financial Services, Inc. and Frontier Reinsurance, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Securities
----------

Securities are classified as either held-to-maturity, available-for-sale or trading.

Held-to-maturity securities are securities for which management has the ability and intent to hold until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums, and accretion of discount to the earlier of the maturity or call date.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Allowance for Possible Loan Losses
----------------------------------

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance homogeneous loans, which consist of residential mortgages and consumer loans, are evaluated collectively and reserves are established based on historical loss experience.

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

Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment; there can be no assurance that in the future the Banks' regulators or its economic environment will not require further increases in the allowance.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2001, 2000, and 1999.

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

Depreciation is provided generally by straight-line methods based on the estimated useful lives of the respective assets.

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

Advertising Costs
-----------------

The Company's policy is to expense advertising costs as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $137,000, $188,000 and $191,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes
------------

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on foreclosed real estate and accumulated depreciation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company and its subsidiaries, except Frontier Reinsurance, Inc., file a consolidated federal income tax return. The subsidiaries provide for income taxes on a separate return basis and remit to the Company amounts determined to be currently payable.

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

Retirement Plans
----------------

The Company and its subsidiaries have a qualified 401(k) profit-sharing plan covering substantially all of their employees. Eligible participating employees may elect to contribute tax-deferred contributions. Company contributions include matching and discretionary annual amounts as determined by the board of directors. The 401(k) plan allows participants to invest in unrelated mutual funds and Company Common Stock.

The Company and its subsidiaries also have provided deferred compensation and salary continuation plans for certain directors and key employees. These plans are generally funded through life insurance contracts owned by the Company.

Company contributions to these retirement plans are included in salaries and benefits.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Intangibles
-----------

Intangibles consist primarily of goodwill associated with the acquisition of banking and insurance operations. Intangibles have been amortized over periods of fifteen years using the straight-line method.

As discussed later in this footnote, the adoption of new accounting standards effective January 1, 2002, mandate the discontinuance of periodic amortization and require the Company to measure the recorded goodwill and other intangibles for impairment as of January 1, 2002, and at least annually thereafter. The initial measurement has not been completed, however, no material impact to the Company's consolidated financial statements is anticipated.

Off-Balance Sheet Financial Instruments
---------------------------------------

In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, standby letters of credit and insurance benefits contracts. Such financial instruments are recorded in the financial statements when they become payable.

The Company, through its subsidiary banks, has available as a source of financing a line of credit of $56,240,800 with the Federal Home Loan Bank of Atlanta of which $21,648,800 was available and unused.

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines totaling $14,100,000. In addition, the Company has available as a source of financing a line of credit of $5,000,000 with a correspondent bank of which $1,500,000 was available and unused.

Segment Information
-------------------

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all banking units as an operating segment and all insurance related services as an operating segment. Details of segment information are included in Note 22 to these consolidated financial statements.

Reclassifications
-----------------

Certain amounts in 2000 and 1999 have been reclassified to conform with the 2001 presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recently Issued Accounting Standards
------------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes ABP Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No. 141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 provides new standards for accounting relating to intangible assets after initial recognition in the financial statements. This statement proscribes the accounting practice of amortizing or expensing intangibles ratably over a prescribed period of time and imposes new guidance requiring that goodwill and certain other intangibles be tested for impairment at least annually by comparing fair values of those assets with their recorded amounts. Additional disclosure requirements also are provided. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001.

The adoption of SFAS No. 141 and SFAS No. 142 are not expected to have a material effect on the Company's consolidated financial statements.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In December 2001, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. This statement reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. It eliminates differences in disclosure practices where not warranted and should provide greater consistency in reporting by entities in the financial services industry. This statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 is not expected to have a material effect on the Company's consolidated financial statements.

In December 2001, the Auditing Standards Board issued SAS No. 95, Generally Accepted Auditing Standards. This statement supersedes Generally Accepted Auditing Standards of SAS No. 1 and generally provides additional guidance to the independent auditor in the conduct of an audit engagement, primarily by addressing authoritative and nonauthoritative publications for audit consideration and guidance. This SAS is effective for audits of financial statements for periods beginning on or after December 15, 2001.

In January 2002, the Auditing Standards Board issued SAS No. 96, Audit Documentation. This statement supersedes SAS No. 41, Working Papers and amends SAS No. 47, Audit Risk and Materiality in Conducting an Audit, SAS No. 56, Analytical Procedures and SAS No. 59, The Auditor's Consideration of an Entity's Ability to Continue as a Going Concern. This statement provides revised guidance to the independent auditor as to the type, purpose and requirements of audit documentation. This SAS is effective for audits of financial statements for periods beginning on or after May 15, 2002.

The impact of SAS No. 95 and SAS No. 96 on the audit of the Company's consolidated financial statements resulting from the issuance of these auditing standards is not expected to be material.

Earnings Per Common Share
-------------------------

Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. All per share amounts included in these financial statements have been retroactively adjusted to reflect the effects of the 3-for-2 stock split which occurred during 1999. The following reconciles the weighted average number of shares outstanding:

                                               Years Ended December 31,
                                      -----------------------------------------
                                          2001           2000           1999
                                      -----------    -----------      ---------
Weighted average of common
  shares outstanding................
                                        3,426,362      3,417,783      3,450,628
Effect of dilutive options..........       88,252         70,194         34,714
                                      -----------    -----------      ---------
Weighted average of common shares
  outstanding effected for dilution...  3,514,614      3,487,977      3,485,342
                                      ===========    ===========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In May 1999, the Company issued a 3-for-2 stock split. All per share amounts included in these financial statements have been retroactively adjusted to give effect to the stock split.

Comprehensive Income
--------------------

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

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amounts and other details of other comprehensive income are as follows:

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                            2001                  2000                  1999
                                                     ------------------    ------------------    ------------------
Unrealized gains (losses) on securities
   Unrealized holding gains (losses) arising
     during the period............................   $          599,455    $        2,830,848    $       (3,473,010)
   Reclassification adjustments for
     (gains) losses included in net income........             (461,632)                1,142               (39,023)
                                                     ------------------    ------------------    ------------------
   Net unrealized gains (losses)..................              137,823             2,831,990            (3,512,033)
   Income tax related to items of other
     comprehensive income.........................              (54,031)           (1,062,797)            1,301,941
                                                     ------------------    ------------------    ------------------

Other comprehensive income (loss).................   $           83,792    $        1,769,193    $       (2,210,092)
                                                     ==================    ==================    ==================

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Statements of Cash Flows
------------------------

The Company includes cash, due from banks and short-term investments as cash equivalents in preparing the consolidated statements of cash flows. The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 2001.

                                                                        Years Ended December 31,
                                                  --------------------------------------------------------------
                                                         2001                  2000                  1999
                                                  ------------------    ------------------    ------------------
Cash paid during the year for interest.........   $        9,260,896    $        8,355,040    $        7,426,735

Cash paid during the year for income taxes.....              731,925             1,152,352               210,450

Non-cash Disclosures:
--------------------

Loans transferred to foreclose real estate.....              259,660               404,776               224,983

Proceeds from sale of foreclosed real
  estate financed through loans................              223,642                55,500                    --

Net increase (decrease) in unrealized
  gains and losses on securities
  available-for-sale...........................              137,823             2,831,990            (3,512,033)

Assets acquired in business combinations
  (excluding cash).............................           22,785,086                    --                    --

Liabilities assumed in business
  combinations.................................           33,254,639                    --                    --

NOTE 2 - BUSINESS COMBINATIONS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 2 - BUSINESS COMBINATIONS - CONTINUED

During the latter part of 2001 and early 2002, the Company made application and received regulatory approval to merge substantially all of the Alabama operations of Frontier National Bank, Lanett, Alabama into Frontier National Bank, Sylacauga, Alabama and to relocate the main office location of Frontier National Bank, Lanett, Alabama to Georgia.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Subsidiary Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The average amount of those reserve balances required was approximately $1,401,000 and $1,105,000 at December 31, 2001 and 2000, respectively.

NOTE 4 - SECURITIES

The carrying amounts of securities as shown in the consolidated statements of financial condition and their approximate fair values at December 31, 2001 and 2000 were as follows:

                                                            Gross       Gross      Estimated
                                              Amortized   Unrealized   Unrealized     Fair
                                                Cost        Gains       Losses       Value
                                            ------------  ---------  ----------  -------------
Securities Available-for-Sale
-----------------------------

  December 31, 2001:
    U.S. Government and agency
      securities........................    $ 12,080,533  $ 176,325  $  43,740   $  12,213,118
    State and municipal
      securities........................      11,769,306    209,029    163,176      11,815,159
    Corporate debt securities...........       3,027,717     56,868      6,886       3,077,699
    Mortgage-backed
      securities........................       7,007,050     66,199     33,209       7,040,040
    Equity securities...................       2,039,400         --         --       2,039,400
                                            ------------  ---------  ---------   -------------
                                            $ 35,924,006  $ 508,421  $ 247,011   $  36,185,416
                                            ============  =========  =========   =============

  December 31, 2000:
    U.S. Government and agency
      securities........................    $  5,491,498  $      --  $  12,904   $   5,478,594
    State and municipal securities......      22,798,522    416,657    106,898      23,108,281
    Corporate debt securities...........       4,899,955     23,780     61,585       4,862,150
    Mortgage-backed securities..........       9,701,362     25,407    160,870       9,565,899
    Equity securities...................       1,668,300         --         --       1,668,300
                                            ------------  ---------  ---------   -------------
                                            $ 44,559,637  $ 465,844  $ 342,257   $  44,683,224
                                            ============  =========  =========   =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 4 - SECURITIES - CONTINUED

The contractual maturities of securities available-for-sale at December 31, 2001, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Amortized               Fair
                                                                Cost                 Value
                                                          ---------------    ----------------
Securities Available-for-Sale
-----------------------------
  Due in one year or less.............................    $     1,137,692    $      1,163,970
  Due from one year to five years.....................         15,175,544          15,368,310
  Due from five years to ten years....................            683,126             690,571
  Due after ten years.................................         16,888,244          16,923,165
  Equity securities...................................          2,039,400           2,039,400
                                                          ---------------    ----------------

     Totals...........................................    $    35,924,006    $     36,185,416
                                                          ===============    ================

Mortgage backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses from the sale or maturity of securities available-for-sale for the years ended December 31 are as follows:

                                          2001           2000          1999
                                     -----------     ----------     ----------

Realized gains.................      $   478,844     $   76,484     $   54,018
Realized (losses)..............          (17,212)       (77,626)       (14,995)

Equity securities include a restricted investment in Federal Home Loan Bank stock which must be maintained to secure the available lines of credit. The amount of investment in this stock amounted to $1,802,100 and $1,452,100 at December 31, 2001 and 2000, respectively.

Securities pledged to secure public funds on deposit and for other purposes as required by law amounted to approximately $22,755,000 and $26,658,000 at December 31, 2001 and 2000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 5 - LOANS

The Company grants loans to customers primarily in Talladega, Lee, Chambers and Shelby counties of East Central Alabama.

The major classifications of loans as of December 31, 2001 and 2000 are as follows:

                                                            2001           2000
                                                       -------------  -------------
Commercial, financial and agricultural................  $ 48,677,001   $ 33,187,922

Real estate - construction............................    28,346,709     12,477,483
Real estate - mortgage................................   104,044,453     93,354,299
Consumer..............................................    21,708,962     21,315,712
Other.................................................     1,993,322        934,927
                                                       -------------  -------------
                                                         204,770,447    161,270,343
Unearned income......................................       (675,161)    (1,071,222)
Allowance for loan losses............................     (2,095,895)    (1,711,665)
                                                       -------------  -------------
Net loans............................................   $201,999,391   $158,487,456
                                                       =============  =============

Information about impaired loans as of and for the years ended December 31 is as follows:

                                                      2001         2000         1999
                                                  -----------  -----------  -----------
Loans receivable for which there is a related
   allowance for credit losses determined
   in accordance with SFAS Statement
   No. 114, as amended...........................  $5,315,432    $1,464,005    $561,106
Other impaired loans.............................     209,260       264,140     268,309
                                                  -----------    -----------  -----------
      Total impaired loans.......................  $5,524,692    $1,728,145    $829,415
                                                  ===========    ===========  ===========
Average monthly balance of impaired loans
(based on month-end balances)....................  $2,523,504    $1,187,903    $736,604

Related allowance for credit losses..............     540,541       353,163     256,937

Interest income recognized on impaired loans.....      51,322        14,142      37,682

Total nonaccrual loans at December 31, 2001 and 2000 consisted of approximately $5,315,000 and $1,728,000, respectively. For the years ended December 31, 2001 and 2000, the difference between gross interest income that would have been recorded in such period if the nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was approximately $360,000 and $140,000, respectively. The Banks have no commitments to loan additional funds to the borrowers of non-accrual loans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for years ended December 31 are as follows:

                                                  2001         2000         1999
                                              -----------  -----------  ------------

Balance at beginning of year................. $ 1,711,665  $ 1,849,356   $ 1,831,241

Charge-offs..................................    (311,825)    (850,977)     (972,950)
Recoveries...................................     189,295      377,502       493,677
                                              -----------  -----------  ------------
   Net charge-offs...........................    (122,530)    (473,475)     (479,273)

Additions due to acquisition.................     243,909            -             -
Provision for loan loss......................     262,851      335,784       497,388
                                              -----------  -----------  ------------
Balance at end of year....................... $ 2,095,895  $ 1,711,665   $ 1,849,356
                                              ===========  ===========  ============

NOTE 7 - PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31 are as follows:

                                                     2001          2000
                                                 ------------  ------------
Land and improvements....................         $ 2,914,545   $ 1,905,650
Buildings and improvements...............           7,372,759     5,906,481
Furniture and equipment..................           7,245,838     6,335,815
Automobiles..............................             330,582       226,304
Construction in progress.................              38,318        58,295
                                                 ------------  ------------
                                                   17,902,042    14,432,545
Accumulated depreciation.................          (6,781,955)   (5,974,338)
                                                 ------------  ------------
   Premises and equipment, net...........        $ 11,120,087   $ 8,458,207
                                                 ============  ============

The provision for depreciation charged to occupancy and equipment expense for the years ended December 31, 2001, 2000, and 1999 was $816,197, $633,854, and
$554,339, respectively.

NOTE 8 - DEPOSITS

The aggregate amounts of time deposits of $100,000 or more, including certificates of deposit of $100,000 or more at December 31, 2001 and 2000 were $40,404,000 and $34,130,041. Time deposits of less than $100,000 totaled $75,992,542 and $67,348,223 at December 31, 2001 and 2000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 8 - DEPOSITS - CONTINUED

Demand deposits reclassified as loan balances as of December 31, 2001 and 2000 amounted to $259,126 and $88,542, respectively.

The maturities of time certificates of deposit and other time deposits issued by the Subsidiary Banks at December 31, 2001, is as follows:

Years Ending December 31,
-------------------------
         2002...................................   $   97,082,138
         2003...................................       13,406,033
         2004...................................        3,246,841
         2005...................................        1,937,376
         2006...................................          724,154
                                                   --------------
            Total...............................   $  116,396,542
                                                   ==============

NOTE 9 - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2001 and 2000 consisted of the following:

                                                          2001           2000
                                                      -----------   -----------

Securities sold under agreements to repurchase....... $        --   $ 1,900,000
Short-term note payable.............................    3,500,000            --
Term federal funds purchased........................      500,000     2,000,000
Treasury, tax & loan................................      418,266        61,078
                                                      -----------   -----------
                                                      $ 4,418,266   $ 3,961,078
                                                      ===========   ===========

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                         2000
                                                                    -----------
Average balance during the year..................................   $   560,929
Average interest rate during the year............................          6.32%
Maximum month-end balance during the year........................   $ 2,000,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 9 - SHORT-TERM BORROWINGS - CONTINUED

U.S. Government and agency securities underlying the agreements at year end:

                                                                  2000
                                                              -----------
Carrying value........................................        $ 1,989,375
Estimated fair value..................................          1,989,375

NOTE 10 - LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2001 and 2000:

                                                     2001           2000
                                                  ------------ ---------------
Federal Home Loan Bank (FHLB) advances..........  $ 33,592,000  $ 25,442,000
                                                  ============ ===============

The FHLB advances bear interest at rates ranging from 4.38% to 7.67%. The advances are payable at various maturities through April 2014. The notes are secured by all 1 - 4 family residential mortgages held by the Banks. Terms of the notes provide for significant penalties in the event of early repayment.

Maturities of long-term debt following December 31, 2001, are as follows:

Years Ending December 31,
-------------------------
         2002...................................... $             --
         2003......................................        2,500,000
         2004......................................          500,000
         2005......................................        2,500,000
         2006......................................               --
         Thereafter................................       28,092,000
                                                    ----------------

            Total.................................. $     33,592,000
                                                    ================

NOTE 11 - SHAREHOLDERS EQUITY

At December 31, 2001 and 2000 Shareholders' Equity of the Company consisted of the following:

Common Stock: At December 31, 2001 10,000,000 shares authorized, 3,502,497
------------
shares issued and 3,437,724 outstanding with a par value of $0.001 per share. At December 31, 2000 10,000,000 shares authorized, 3,497,497 shares issued and 3,421,953 outstanding with a par value of $0.001 per share. Voting rights equal to one vote per share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        December 31, 2001, 2000, and 1999

NOTE 11 - SHAREHOLDERS EQUITY - CONTINUED

Preferred Stock: At December 31, 2001, 200,000 shares authorized, 58,667 shares
--------------
issued and outstanding with a par value of $0.001 per share and a stated value of $12.00 per share, nonvoting.

Paid-in Capital: Represents the funds received in excess of par value upon the
---------------
issuance of stock, net of issuance costs and the related effects of stock dividends and business combinations.

Retained  Earnings:  Represents  the  accumulated  net  earnings  of the
------------------
Company as reduced by dividends paid to shareholders, merger expenses and retirement of treasury stock.

Accumulated Other Comprehensive Income: Represents the change in equity during
--------------------------------------
each period from the effects of unrealized holding gains and losses on securities available-for-sale, net of tax.

Treasury Stock:  Represents  64,773 and 75,544 shares of common stock at
--------------
December 31, 2001 and 2000, respectively, at cost.

Stock Split:  In May 1999,  the Company  issued a 3-for-2  stock split
-----------
resulting in the issuance of an additional 1,165,814 shares of common stock.

Other: On January 14, 2002, the Company's Board of Directors declared a dividend
-----
of $.0925 per share payable to stockholders of record as of January 14, 2002, and to be paid on March 27, 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 2001.

As of December 31, 2001, the most recent notification from the applicable regulatory agencies categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Banks' category.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  December 31, 2001, 2000, and 1999

NOTE 12 - REGULATORY CAPITAL MATTERS - CONTINUED

The Company's and Subsidiary Banks' actual capital amounts and ratios are also presented in the table.

                                                                                                  To Be Well
                                                                                              Capitalized Under
                                                                     For Capital              Prompt Corrective
                                            Actual                Adequacy Purposes           Action Provisions
                                    ----------------------    ------------------------    -------------------------
                                      Amount       Ratio        Amount          Ratio        Amount        Ratio
                                    ----------   ---------    ----------     ---------    -----------   -----------
                                                                   (In thousands)
As of December 31, 2001:
------------------------

Total Capital
   Consolidated................     $    24,035     11.66%    $    16,486         8.00%   $    20,607        10.00%
   Frontier National
     Bank, Sylacauga...........          15,078     10.82          11,149         8.00         13,936        10.00
   Frontier National
     Bank, Lanett..............           7,185     11.13           5,165         8.00          6,456        10.00
Tier 1 Capital
   Consolidated................          21,939     10.65           8,243         4.00         12,364         6.00
   Frontier National
     Bank, Sylacauga...........          13,478      9.67           5,574         4.00          8,362         6.00
   Frontier National
     Bank, Lanett..............           6,690     10.36           2,583         4.00          3,874         6.00
Tier 1 Leverage
   Consolidated................          21,939      8.00          10,972         4.00         13,715         5.00
   Frontier National
     Bank, Sylacauga...........          13,478      7.53           7,156         4.00          8,945         5.00
   Frontier National
     Bank, Lanett..............           6,690      7.24           3,699         4.00          4,623         5.00

As of December 31, 2000:
------------------------

Total Capital
   Consolidated................     $    23,224     14.06%    $    13,217         8.00%   $    16,521        10.00%
   Frontier National
     Bank, Sylacauga...........          13,148     12.50           8,415         8.00         10,518        10.00
   Frontier National
     Bank, Lanett..............           7,118     11.85           4,805         8.00          6,006        10.00
Tier 1 Capital
   Consolidated................          21,512     13.02           6,608         4.00          9,913         6.00
   Frontier National
     Bank, Sylacauga...........          11,884     11.30           4,207         4.00          6,311         6.00
   Frontier National
     Bank, Lanett..............           6,671     11.11           2,402         4.00          3,604         6.00
Tier 1 Leverage
   Consolidated................          21,512      9.45           9,106         4.00         11,382         5.00
   Frontier National
     Bank, Sylacauga...........          11,884      8.34           5,698         4.00          7,123         5.00
   Frontier National
     Bank, Lanett..............           6,671      7.98           3,343         4.00          4,178         5.00

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  December 31, 2001, 2000, and 1999

NOTE 13 - STOCK OPTION PLANS

The Company has adopted its 1999 Statutory-Nonstatutory Stock Option Plan under which it has granted statutory and nonstatutory stock options to certain directors and key employees. The options granted provide for these directors and key employees to purchase shares of the Company's $0.001 par value common stock at the market value at the dates of grant. The options granted may be exercised within ten years from the dates of grant.

The following sets forth certain information regarding stock options for the years ended December 31, 2001, 2000, and 1999. Stock options have been adjusted to reflect the effects of the 3-for-2 stock split in 1999.

Fixed Options
-------------

                                             2001                       2000                         1999
                                    -----------------------   -------------------------   --------------------------
                                                 Weighted                     Weighted                   Weighted
                                                 Average                      Average                    Average
                                                 Exercise                     Exercise                   Exercise
                                      Options      Price        Options         Price        Options       Price
                                    ----------  -----------   ----------    -----------   -----------   ------------

Outstanding at beginning of year.      305,500  $      8.49      135,000    $      6.67       135,000   $       6.67
   Granted.......................           --         0.00      176,500           9.94            --           0.00
   Exercised.....................      (5,000)         6.67           --           0.00            --           0.00
   Forfeited.....................     (10,500)         9.91       (6,000)         10.12            --           0.00
                                    ---------   -----------   ----------    -----------   -----------   ------------

Outstanding at end of year.......      290,000  $      8.47      305,500    $      8.49       135,000   $       6.67
                                    ==========  ===========   ==========    ===========   ===========   ============

Exercisable at end of year.......      204,400  $      7.87      189,000    $      7.63       135,000   $       6.67
                                    ==========  ===========   ==========    ===========   ===========   ============

Weighted average fair value of
   options granted during the year  $       --                $     5.85                  $        --
                                    ==========                ==========                  ===========

                                                                                        Expiration       Options
                                                                            Number         Date        Exercisable
                                                                          ----------  -------------    -----------

Options with an Exercise Price of $6.67...........................           130,000       08-24-08        130,000
Options with an Exercise Price of $9.375..........................            84,000       11-16-10         38,000
Options with an Exercise Price of $10.125.........................            63,500       04-17-10         29,900
Options with an Exercise Price of $12.25..........................             3,500       07-17-10            700
Options with an Exercise Price of $13.00..........................             7,500       09-28-10          5,500
Options with an Exercise Price of $13.00..........................             1,500       07-26-10            300

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  December 31, 2001, 2000, and 1999

NOTE 13 - STOCK OPTION PLANS - CONTINUED

Of the 290,000 outstanding options at December 31, 2001, 204,400 were exercisable with the remaining 85,600 having remaining vesting periods of up to 8 years. Total unexercised options of 290,000 have a weighted average contractual life of 7.70 years and a weighted average exercise price of $8.47.

At December 31, 2001, the shares under option include nonqualified options of 53,000 issued primarily to Company directors and incentive stock options of 237,000 issued to certain key employees of the Company.

If the Company had elected to recognize compensation cost for options granted in 2001, 2000, and 1999, based on the fair value of the options as permitted by SFAS No. 123, net income and earnings per share would have reduced to the pro forma amounts indicated below:

                                                                                 Years Ended December 31,
                                                                       --------------------------------------------
                                                                           2001            2000           1999
                                                                       -------------  -------------  --------------
Net Income:
   As reported....................................................     $   2,175,910  $   2,653,085  $    2,482,940
   Pro forma......................................................         1,947,763      2,335,295       2,482,940

Basic Earnings Per Share:
   As reported....................................................     $        0.64  $        0.78  $        0.72
   Pro forma......................................................              0.57           0.68           0.72

Diluted Earnings Per Share:
   As reported....................................................     $        0.62  $        0.76  $        0.71
   Pro forma......................................................              0.55           0.67           0.71

All options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent number of shares outstanding on a diluted basis to be 88,252, 70,194, and 34,714 greater than that used to calculate basic earnings per share for 2001, 2000, and 1999, respectively. There was a $.02, $.02 and $.01 dilutive effect on earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company's options outstanding have a weighted average contractual life of
7.74 years. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                           2001            2000           1999
                                                                       -------------  -------------  --------------

Expected stock price volatility................................              --         47.1%               --
Expected dividend yield........................................              --         5.50%               --
Risk-free interest rate........................................              --         6.00%               --
Expected option life...........................................              --       7.5 years             --

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  December 31, 2001, 2000, and 1999

NOTE 13 - STOCK OPTION PLANS - CONTINUED

The effects of applying SFAS No. 123 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board.

NOTE 14 - OTHER OPERATING EXPENSES

The major components of other operating expenses included in noninterest expenses at December 31, 2001, 2000, and 1999 are as follows:

                                                                2001            2000               1999
                                                          --------------   ---------------   ---------------

Professional fees......................................   $      738,739   $       614,465   $      595,904
Director and committee fees............................          409,950           346,650          295,086
Telephone..............................................          326,077           210,564           97,394
Stationery and supplies................................          253,610           244,759          257,336
Insurance..............................................          163,581           178,055          178,976
Postage................................................          151,084           138,143          148,622
Advertising............................................          137,423           187,560          190,693
Correspondent bank charges.............................          124,314           122,261          126,114
Regulatory fees and assessments........................          113,449           120,739           99,075
Other..................................................          758,304           799,477          801,104
                                                          --------------   ---------------   --------------

   Total other operating expenses......................   $    3,176,531   $     2,962,673   $    2,790,304
                                                          ==============   ===============   ==============

NOTE 15 - INCOME TAXES

Federal and state income taxes receivable (payable) as of December 31, 2001 and 2000, included in other assets and other liabilities, respectively, were as follows:

                                                                                       2001              2000
                                                                                  ---------------  ---------------
Current
   Federal......................................................................  $        87,569  $        36,857

   State........................................................................          (87,102)         (86,855)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  December 31, 2001, 2000, and 1999

NOTE 15 - INCOME TAXES - CONTINUED

The components of the deferred income tax asset included in other assets as of December 31, 2001 and 2000 are as follows:

                                                                                         2001              2000
                                                                                  ---------------  ----------------
Deferred tax asset:
   Federal......................................................................  $       909,472  $        835,127
   State........................................................................          127,162           103,905
                                                                                  ---------------  ----------------
     Total deferred income tax asset............................................        1,036,634           939,032

Deferred tax liability:
   Federal......................................................................         (631,928)         (533,088)
   State........................................................................         (120,810)          (94,016)
                                                                                  ---------------  ----------------
     Total deferred income tax liability........................................         (752,738)         (627,104)
                                                                                  ---------------  ----------------

Net deferred tax asset..........................................................  $       283,896  $        311,928
                                                                                  ===============  ================

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                    2001              2000
                                                                               ---------------  ---------------

Alternative minimum tax credit carryover.....................................  $       254,900  $        247,855
Net unrealized (gains) losses on securities available-for-sale...............          (88,103)          (34,072)
Depreciation.................................................................         (664,635)         (592,701)
Allowance for loan losses....................................................          519,136           488,165
Deferred compensation........................................................          260,575           202,743
Other........................................................................            2,023               (62)
                                                                               ---------------  ----------------

Net deferred tax asset.......................................................  $       283,896  $        311,928
                                                                               ===============  ================

The components of income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999 were as follows:

                                                                    2001             2000              1999
                                                             ---------------  ---------------  --------------
Current
   Federal................................................   $       581,281  $       666,143  $        660,553
   State..................................................           100,179           94,855            77,129

Deferred
   Federal................................................           (21,000)          75,000           (75,000)
   State..................................................            (5,000)          13,000            31,000
                                                             ---------------  ---------------  ----------------

                                                             $       655,460  $       848,998  $        693,682
                                                             ===============  ===============  ================

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  December 31, 2001, 2000, and 1999

NOTE 15 - INCOME TAXES - CONTINUED

Tax effects of securities transactions resulted in a increase in income taxes for December 31, 2001, of $184,653. Tax effects of securities transactions resulted in a decrease in income taxes for December 31, 2000, of $457 and resulted in an increase in income taxes for December 31, 1999, of $15,609.

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows for the years ended December 31, 2001, 2000, and 1999:

                                                                        2001              2000             1999
                                                                     ----------       -----------        ---------

Statutory federal income tax rate...............................           34.0%             34.0%            34.0%
Effect on rate of:
    Tax-exempt securities.......................................          (12.3)            (11.3)           (12.1)
    Tax-exempt loan income......................................           (0.6)             (0.7)            (0.9)
    Interest expense disallowance...............................            1.6               1.6              1.5
    Insurance cash surrender value increase.....................           (3.6)             (2.8)            (2.8)
    Goodwill amortization.......................................            1.1               0.9              1.0
    State income tax, net of federal tax benefit ...............            2.1               2.2              2.6
    Other ......................................................            0.8               0.3             (1.5)
                                                                     ----------       -----------        ---------

Effective income tax rate.......................................           23.1%             24.2%            21.8%
                                                                     ==========       ===========        =========

NOTE 16 - RETIREMENT PLANS

The Company and its subsidiaries have established a 401(k) profit-sharing plan covering substantially all employees, subject to eligibility requirements. Employees may defer a percentage of their compensation, subject to maximum limitations, with matching employer contributions subject to limitations. The Company and its subsidiaries may also make discretionary contributions on an annual basis. The 401(k) plan allows participants to invest in unrelated mutual funds and Company Common Stock. Total retirement expense under this plan included in salary and benefits for the years ended December 31, 2001, 2000, and 1999 was $129,456, $107,637, and $157,076, respectively.

The Company and its subsidiaries have also entered into a deferred compensation agreement with a director and salary continuation plans with certain executive officers to provide for continued compensation upon retirement. The present value of the estimated liability under the plans is being accrued over the expected remaining years of service.

The present value of both plan's accrued benefits amounted to $643,394 and $506,858 at December 31, 2001 and 2000, respectively. The plans are financed through life insurance policies owned by the Subsidiary Banks and provide monthly income to the covered individuals if they remain in service until age
65. (Reduced amounts are payable if employment terminates prior to age 65). The expense of the plans was $129,644, $67,922, and $146,897 in 2001, 2000, and
1999, respectively.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  December 31, 2001, 2000, and 1999

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

A summary of the Company's commitments and contingent liabilities at December 31, 2001 and 2000, is approximately as follows:

                                                                                          Contract or
                                                                                        Notional Amount
                                                                               -----------------------------------
                                                                                      2001                2000
                                                                               ---------------     ---------------

Commitments to extend credit...............................................    $    21,541,000     $     9,235,000
Credit card commitments....................................................          1,490,000           1,384,000
Commercial and standby letters of credit...................................            829,000             254,000
Insurance contracts underwritten...........................................            482,000                  --
                                                                               ---------------     ---------------

  Totals...................................................................    $    24,342,000     $    10,873,000
                                                                               ===============     ===============

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

Insurance contracts underwritten represent potential claims against the Company's subsidiary, Frontier Reinsurance, Inc. The Company's risk exposure is limited to its investment in this subsidiary. At December 31, 2001 this amount was $252,810.

NOTE 18 - CONCENTRATIONS OF CREDIT

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Banks. Investments in state and municipal securities also involve governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in note 5. The commitments to extend credit relate primarily to unused commercial lines of credit. Commercial and standby letters of credit were granted primarily to commercial borrowers.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  December 31, 2001, 2000, and 1999

NOTE 18 - CONCENTRATIONS OF CREDIT - CONTINUED

The Company maintains its cash accounts at various commercial banks in Alabama, Georgia and Tennessee. The total cash balances in commercial banks are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $708,381 and $73,284 at December 31, 2001 and 2000, respectively.

NOTE 19 - LEASES

The Company leased office space and equipment under various operating leases during 2001, 2000, and 1999. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. For the years ended December 31, 2001, 2000, and 1999, rental expense for such leases was $88,333, $104,238, and $127,228, respectively.

Future minimum lease payments under noncancellable operating leases at December 31, 2001, are as follows:

Years Ending December 31,
-------------------------
         2002...................................................   $       55,555
         2003...................................................            8,628
                                                                   --------------

         Total minimum lease payments...........................   $       64,183
                                                                   ==============

NOTE 20 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

The Banks are subject to dividend restrictions set forth by their regulators. Under such restrictions, the Banks may not, without the prior approval of their regulators declare dividends in excess of the sum of the current year's earnings plus the retained net earnings from the preceding two years.

Currently, the regulators have granted permission to the subsidiary banks to declare dividends to the Company in amounts at the discretion of the board of directors of each bank, so long as all capital ratios remain in the well-capitalized category. Under this modified restriction, the subsidiary banks could declare aggregate dividends of approximately $1,871,000 as of December 31, 2001, and still remain well-capitalized in all capital ratios.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  December 31, 2001, 2000, and 1999

NOTE 21 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders
-----
including their immediate families and associates were loan customers of the Banks during 2001 and 2000. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 2001 and 2000, amounted to approximately $6,514,810 and $7,659,806, respectively. Activity during 2001 and 2000 in loans to related parties is as follows:

                                                                                 2001                  2000
                                                                         ----------------      ----------------

Balance at Beginning of Year.........................................    $      7,659,806      $      3,321,001
   New loans.........................................................           2,509,993            11,115,245
   Change in related parties.........................................            (173,253)             (297,781)
   Repayments........................................................          (3,481,736)           (6,478,659)
                                                                         ----------------      ----------------

Balance at End of Year...............................................    $      6,514,810      $      7,659,806
                                                                         ================      ================

Deposits: Total deposits held from related parties at December 31, 2001 and
--------
2000 amounted to approximately $5,197,000 and $8,533,000, respectively.

             [The remainder of this page intentionally left blank]

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  December 31, 2001, 2000, and 1999

NOTE 22 - SEGMENT INFORMATION

The Company's segment information is presented by line of business. Each line of business is a distinct unit that offers products and services unique to its operations and customers. The Company's reportable operating segments are commercial banking and insurance services. The segment results include certain overhead allocations and intercompany transactions.

The following table reflects the approximate amounts of revenue, expense and assets for the Company's segments as of and for the years ended December 31, 2001, 2000 and 1999.

                                                                       Commercial    Insurance
                                                                        Banking       Services        Total
                                                                       ----------    ------------  ----------
                                                                                  (In Thousands)
2001
----
  Total interest income.............................................   $   18,234    $        4    $   18,238
  Total interest expense............................................        8,995            --         8,995
  Provision for loan losses.........................................          263            --           263
  Noninterest income................................................        2,479         1,237         3,716
  Noninterest expense...............................................        8,881           984         9,865
  Income before income tax..........................................        2,574           257         2,831
  Income tax expense................................................          560            95           655
  Net income........................................................        2,014           162         2,176

  Total assets......................................................   $  277,722    $    1,718    $  279,440

2000
----
  Total interest income.............................................   $   17,960    $        6    $   17,966
  Total interest expense............................................        8,588            --         8,588
  Provision for loan losses.........................................          336            --           336
  Noninterest income................................................        2,066         1,349         3,415
  Noninterest expense...............................................        7,908         1,047         8,955
  Income before income tax..........................................        3,194           308         3,502
  Income tax expense................................................          736           113           849
  Net income........................................................        2,458           195         2,653

  Total assets......................................................   $  231,565    $    1,235    $  232,800

1999
----
  Total interest income.............................................   $   16,633    $        3    $   16,636
  Total interest expense............................................        7,467            --         7,467
  Provision for loan losses.........................................          497            --           497
  Noninterest income................................................        1,970         1,132         3,102
  Noninterest expense...............................................        7,719           878         8,597
  Income before income tax..........................................        2,920           257         3,177
  Income tax expense................................................          595            99           694
  Net income........................................................        2,325           158         2,483

  Total assets......................................................   $  218,250    $      965    $  219,215

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  December 31, 2001, 2000, and 1999

NOTE 23 - LITIGATION

While the Company and its subsidiaries are party to various legal proceedings arising from the ordinary course of business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company that will, individually or in the aggregate, have a material adverse effect on the business or financial condition of the Company.

NOTE 24 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Commitments to Extend Credit, Letters of Credit, Insurance Contracts Underwritten and Financial Guarantees Written: The fair value of commitments, letters of credit, insurance contracts underwritten and financial guarantees is estimated to be approximately the same as the notional amount of the related commitment.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                  December 31, 2001, 2000, and 1999

NOTE 24 - FAIR VALUES OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 are as follows:

                                                             2001                               2000
                                               ---------------------------------  --------------------------------
                                                    Carrying           Fair           Carrying             Fair
                                                    Amount             Value            Amount            Value
                                               ---------------  ----------------  ---------------  ----------------
                                                        (in thousands)                     (in thousands)
Financial Assets
   Cash and short-term investments..........   $        19,026  $         19,026  $        11,299  $         11,299
   Securities...............................            36,185            36,185           44,683            44,683
   Loans....................................           204,095           208,822          160,199           158,174
   Accrued interest receivable..............             1,919             1,919            1,862             1,862
                                               ---------------  ----------------  ---------------  ----------------

     Total Financial Assets.................   $       261,225  $        265,952  $       218,043  $        216,018
                                               ===============  ================  ===============  ================

Financial Liabilities
   Deposits.................................   $       215,025  $        215,811  $       177,970  $        186,851
   Short-term borrowings....................             4,418             4,418            3,961             3,961
   Long-term debt...........................            33,592            34,650           25,442            25,649
   Accrued interest payable.................             1,208             1,208            1,159             1,159
                                               ---------------  ----------------  ---------------  ----------------

     Total Financial Liabilities............   $       254,243  $        256,087  $       208,532  $        217,620
                                               ===============  ================  ===============  ================

Unrecognized Financial Instruments
   Commitments to extend credit.............   $        23,031  $         23,031  $        10,619  $         10,619
   Letters of credit........................               829               829              254               254
   Insurance contracts underwritten.........               482               482               --                --
                                               ---------------  ----------------  ---------------  ----------------

     Total Unrecognized Financial
        Instruments.........................   $        24,342  $         24,342  $        10,873  $         10,873
                                               ===============  ================  ===============  ================

            [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       December 31, 2001, 2000, and 1999

NOTE 25 - CONDENSED PARENT COMPANY INFORMATION

STATEMENTS OF FINANCIAL CONDITION

                                                                                           December 31,
                                                                             -------------------------------------
                                                                                    2001                2000
                                                                             -----------------    ----------------
Assets

   Cash and due from banks.................................................  $        1,241,197   $         763,842
   Investment in subsidiaries (equity method) -
     eliminated upon consolidation.........................................          24,940,773          20,013,281
   Dividends receivable from subsidiaries..................................                  --             441,711
   Premises and equipment, net.............................................             230,252           2,045,692
   Other assets............................................................           1,221,533             318,384
                                                                             ------------------   -----------------

       Total Assets........................................................  $       27,633,755   $      23,582,910
                                                                             ==================   =================

Liabilities and Shareholders' Equity
   Due to subsidiaries.....................................................  $           50,002   $         149,345
   Dividends payable to shareholders.......................................                  --             436,152
   Note payable............................................................           3,500,000                  --
   Other liabilities.......................................................               8,889              26,868
                                                                             ------------------   -----------------
       Total Liabilities...................................................           3,558,891             612,365

       Total Shareholders' Equity..........................................          24,074,864          22,970,545
                                                                             ------------------   -----------------

       Total Liabilities and Shareholders' Equity..........................  $       27,633,755   $      23,582,910
                                                                             ==================   =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       December 31, 2001, 2000, and 1999

NOTE 25 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF INCOME

                                                                             Years Ended December 31,
                                                              -----------------------------------------------------
                                                                     2001              2000              1999
                                                              ---------------    ---------------   ----------------
Income
   From subsidiaries - eliminated upon consolidation
     Dividends.............................................   $     3,192,787    $     3,610,513   $      3,044,239
     Interest..............................................                --                 --                 45
     Data processing fees..................................           534,342            535,263            451,000
   Gain on sale of securities..............................                --                 --              5,421
   Other income............................................           153,932             28,509              7,525
                                                              ---------------    ---------------   ----------------
       Total Income........................................         3,881,061          4,174,285          3,508,230
                                                              ---------------    ---------------   ----------------

Expenses
   Salaries and employee benefits..........................           919,094            792,267            566,195
   Occupancy and equipment expense.........................           446,050            379,706            299,767
   Interest................................................             1,515                 --                 --
   Other expenses..........................................         1,169,637            927,800            638,977
                                                              ---------------    ---------------   ----------------
       Total Expenses......................................         2,536,296          2,099,773          1,504,939
                                                              ---------------    ---------------   ----------------

Income before income taxes and equity in
   undistributed earnings of subsidiaries..................         1,344,765          2,074,512          2,003,291
Income tax benefit.........................................           695,808            578,573            434,793
                                                              ---------------    ---------------   ----------------

Income before equity in undistributed
   earnings of subsidiaries................................         2,040,573          2,653,085          2,438,084
Equity in undistributed earnings of subsidiaries...........           135,337                 --             44,856
                                                              ---------------    ---------------   ----------------

       Net Income..........................................   $     2,175,910    $     2,653,085   $      2,482,940
                                                              ===============    ===============   ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       December 31, 2001, 2000, and 1999

NOTE 25 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                              -----------------------------------------------------
                                                                     2001              2000              1999
                                                              ---------------    ---------------   ----------------
Operating Activities
   Net income..............................................   $     2,175,910    $     2,653,085   $      2,482,940
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed income of subsidiaries........          (135,337)                --            (44,856)
     Provision for depreciation and amortization...........           282,501            199,692            123,919
     Deferred tax (benefit) expense........................            14,000             49,000            (48,000)
     (Increase) decrease in dividends receivable...........           441,711           (441,711)         2,000,000
     Increase (decrease) in due to subsidiaries............           (99,343)           145,283         (1,010,369)
     Investment gains......................................                --                 --             (5,421)
     Increase (decrease) in dividends payable..............          (436,152)            (2,545)             6,951
     Other.................................................          (667,127)          (606,436)           614,096
                                                              ---------------    ---------------   ----------------
       Net Cash Provided By Operating Activities...........         1,576,163          1,996,368          4,119,260
                                                              ---------------    ---------------   ----------------

Investing Activities
   Sale of securities available-for-sale...................                --                 --              9,041
   Capital injection into subsidiaries.....................        (2,635,922)                --                 --
   Capital expenditures, net...............................          (103,503)        (1,044,308)          (248,224)
                                                              ---------------    ---------------   ----------------
       Net Cash Used In Investing Activities...............        (2,739,425)        (1,044,308)          (239,183)
                                                              ---------------    ---------------   ----------------

Financing Activities
   Issuance of short-term debt.............................         3,500,000                 --                 --
   Proceeds from sale of treasury stock....................           124,943            138,941             79,711
   Purchases of treasury stock.............................                --            (38,500)          (884,637)
   Issuance of common stock................................            33,300                 --                 --
   Cash dividends..........................................        (2,017,626)        (1,743,360)        (1,764,975)
                                                              ---------------    ---------------   ----------------
       Net Cash Provided By (Used In)
         Financing Activities..............................         1,640,617         (1,642,919)        (2,569,901)
                                                              ---------------    ---------------   ----------------

Net increase (decrease) in cash and cash equivalents.......           477,355           (690,859)         1,310,176

Cash and due from banks at beginning of year...............           763,842          1,454,701            144,525
                                                              ---------------    ---------------   ----------------

Cash and Due From Banks at End of Year.....................   $     1,241,197    $       763,842   $      1,454,701
                                                              ===============    ===============   ================

Cash Paid During the Year For:
   Interest................................................   $            --    $            --   $             --
                                                              ===============    ===============   ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       December 31, 2001, 2000, and 1999

NOTE 26 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                          First          Second          Third         Fourth
                                         Quarter         Quarter        Quarter        Quarter           Total
                                      -------------  -------------   -------------  -------------  ----------------
                                                         (In Thousands Except Per Share Data)
2001:
Total interest income..............   $       4,476  $       4,454   $       4,646  $       4,662  $         18,238
Total interest expense.............           2,308          2,231           2,263          2,193             8,995
Provision for loan losses..........              51              8              48            156               263
Net interest income after
   provision for loan losses.......           2,117          2,215           2,335          2,313             8,980
Investment securities
   gains (losses)..................              84             --              --            378               462
Total noninterest income...........             742            808             796            908             3,254
Total noninterest expense..........           2,334          2,352           2,449          2,730             9,865
Income tax expense (benefit).......             144            127             157            227               655
Net income.........................             465            544             525            642             2,176

Per Common Share:
   Basic earnings..................            0.14           0.16            0.15           0.19              0.64
   Diluted earnings................            0.13           0.15            0.15           0.19              0.62

2000:
Total interest income..............   $       4,459  $       4,486   $       4,487  $       4,534  $         17,966
Total interest expense.............           2,013          2,109           2,209          2,257             8,588
Provision for loan losses..........             197             30             244           (135)              336
Net interest income after
   provision for loan losses.......           2,249          2,347           2,034          2,412             9,042
Investment securities
   gains (losses)..................              --              3              (4)            --                (1)
Total noninterest income...........             832            914             928            742             3,416
Total noninterest expense..........           2,127          2,187           2,537          2,104             8,955
Income tax expense (benefit).......             270            320              (7)           266               849
Net income.........................             684            757             428            784             2,653

Per Common Share:
   Basic earnings..................            0.20           0.22            0.13           0.23              0.78
   Diluted earnings................            0.20           0.22            0.12           0.22              0.76

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                       December 31, 2001, 2000, and 1999

NOTE 26 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - (CONTINUED)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                          First          Second          Third         Fourth
                                         Quarter         Quarter        Quarter        Quarter           Total
                                      -------------  -------------   -------------  -------------  ----------------
                                                                    (In Thousands)
1999:
Total interest income..............   $       4,203  $       4,178   $       4,048  $       4,207  $         16,636
Total interest expense.............           1,891          1,879           1,810          1,887             7,467
Provision for loan losses..........             194            184             104             15               497
Net interest income after
   provision for loan losses.......           2,118          2,115           2,134          2,305             8,672
Investment securities gains........              --             --              39             --                39
Total noninterest income...........             750            795             729            789             3,063
Total noninterest expense..........           2,088          2,122           2,131          2,256             8,597
Income tax expense.................             201            175             260             58               694
Net income.........................             579            613             511            780             2,483

Per Common Share:
   Basic earnings..................            0.17           0.18            0.15           0.22              0.72
   Diluted earnings................            0.16           0.18            0.15           0.22              0.71

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

     Information required by this item is incorporated by reference from the section entitled "Certain Relationships, Related Transactions" in the Proxy Statement for the Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission.

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Index of documents filed as part of this report:

          Frontier National Corporation and Subsidiaries
          Financial Statements

                                                                                                  Page
                                                                                                  ----
Independent Auditors' Report..................................................................     40

Consolidated Statements of Financial Condition as of December 31, 2001 and 2000...............     41

Consolidated Statements of Income for the Years Ended
 December 31, 2001, 2000, and 1999.. .........................................................     42

Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 2001, 2000, and 1999...........................................................      43

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2001, 2000, and 1999...........................................................      44

Notes to Consolidated Financial Statements - December 31, 2001, 2000, and 1999................     45

Quarterly Results (Unaudited).................................................................     77

     (b)  Reports on Form 8-K

          On October 9, 2001, Frontier filed a Form 8-K with the Securities and Exchange Commission disclosing the declaration of a dividend by its board of directors. On October 11, 2001, Frontier filed an Amendment to the Form 8-K with the Securities and Exchange Commission clarifying the amount of the dividend to be paid.

     (c)  Exhibits                                                          Page
                                                                            ----
          2.1 Merger agreement and Plan of merger between the Valley National Corporation and First National Sylacauga Corporation dated February 24, 1998 (incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form S-4, Registration No. 333-52465).
          2.2 Merger agreement dated November 23, 1998 between Frontier National Corporation and The Frontier Agency, Inc. and Wright-Sprayberry, Inc., Cornelia Leigh A. Wright, Carol H. Sprayberry, Sam H. Wright and Steven E. Sprayberry (incorporated by reference to Exhibit 2.2 of the Company's annual report on Form 10-K filed on April 15, 1999)
          2.3 Asset purchase agreement by and among the Frontier Agency, Inc. and Lawrence-Jones Insurance and Real Estate Agency, Inc., William P. Jones, Jr. and Betty Lawrence Jones dated April 30, 1999 (incorporated by reference to Exhibit 2.3 of the Company's annual report on Form 10-K filed on March 30, 2000)
          3.1 Articles of Incorporation of Frontier National Corporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4, Registration No.
               333-52465 filed with the Commission).

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

11    Statement of computation of earnings per common share............................................       79
12    Statement of computation of ratios...............................................................       80
21    Subsidiaries of the Registrant...................................................................       81
24    Power of Attorney (contained on signature page of this report)...................................       82

Certain exhibits have been omitted because they are not applicable.

EXHIBIT 11 - STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS

                    Frontier National Corporation
              Computation of Net Income Per Common Share

         The following tabulation presents the calculation of basic and diluted earnings per common share for the years ended December 31, 2001, 2000, and 1999.

                                                                        2001               2000             1999
                                                                 ----------------   ---------------    ---------------
Basic Earnings Per Share:
   Net income................................................    $      2,175,910   $     2,653,085    $     2,482,940
                                                                 ================   ===============    ===============

   Earnings on common shares.................................    $      2,175,910   $     2,653,085    $     2,482,940
                                                                 ================   ===============    ===============

   Weighted average common shares outstanding - basic........           3,426,362         3,417,783          3,450,628
                                                                 ================   ================   ===============

   Basic earnings per common share...........................    $           0.64   $          0.78    $          0.72
                                                                 ================   ===============    ===============

Diluted Earnings Per Share:
   Net income................................................    $      2,175,910   $     2,653,085    $     2,482,940
                                                                 ================   ===============    ===============

   Weighted average common shares
     outstanding.............................................           3,426,362         3,417,783          3,450,628

   Net effect of the assumed exercise of stock
     options - based on the treasury stock method
     using average market price for the year.................              88,252            70,194             34,714
                                                                 ----------------   ---------------    ---------------

   Weighted average common shares outstanding -
     diluted.................................................           3,514,614         3,487,977          3,485,342
                                                                 ================   ===============    ===============

   Diluted earnings per common share.........................    $           0.62   $          0.76    $          0.71
                                                                 ================   ===============    ===============

        [The remainder of this page intentionally left blank]

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

                    Frontier National Corporation
          Computation of Ratio of Earnings to Fixed Charges

                                                                                  Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                        2001               2000             1999
                                                                 ----------------   ---------------    ---------------
                                                                                  (Dollars in thousands)
Pretax income................................................    $          2,831   $         3,502    $         3,177
Add fixed charges:
   Interest on deposits......................................               7,316             7,007              6,234
   Interest on borrowings....................................               1,679             1,581              1,233
   Portion of rental expense representing interest expense...                  39                34                 38
                                                                 ----------------   ---------------    ---------------
     Total fixed charges.....................................               9,024             8,622              7,505
                                                                 ----------------   ---------------    ---------------

Income before fixed charges..................................    $         11,855   $        12,124    $        10,682
                                                                 ================   ===============    ===============

Pretax income................................................    $          2,831   $         3,502    $         3,177
Add fixed charges (excluding interest on deposits):
   Interest on borrowings....................................               1,679             1,581              1,233
   Portion of rental expense representing interest expense...                  39                34                 38
                                                                 ----------------   ---------------    ---------------
     Total fixed charges.....................................               1,708             1,615              1,271
                                                                 ----------------   ---------------    ---------------

Income before fixed charges (excluding interest on
   deposits).................................................    $          4,539   $         5,117    $         4,448
                                                                 ================   ===============    ===============

Ratio of Earnings to Fixed Charges
   Including interest on deposits............................                1.31              1.41               1.42
   Excluding interest on deposits............................                2.66              3.17               3.50

        [The remainder of this page intentionally left blank]

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Subsidiaries - Direct/wholly-owned                                                       State of Incorporation
----------------------------------                                                    -----------------------------

Frontier Acquisition Corporation                                                               Alabama
Frontier National Bank, Lanett                                                                 Alabama
Frontier National Bank, Sylacauga                                                              Alabama

Subsidiaries - Indirect/wholly-owned by Frontier National Bank, Sylacauga
-------------------------------------------------------------------------

Frontier Finance Company, Inc.                                                                 Alabama
Frontier Financial Services, Inc.                                                              Alabama
Frontier Reinsurance, Inc.                                                                     Arizona

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FRONTIER NATIONAL CORPORATION

Date:  March 26, 2002                        By: /s/Harry I. Brown, Jr.
                                                 ------------------------------
                                                 Harry I. Brown, Jr.
                                                 Chairman of the Board

Date:  March 26, 2002                        By: /s/Steven R. Townson
                                                 ------------------------------
                                                 Steven R. Townson
                                                 Vice Chairman of the Board,
                                                 President,
                                                 Chief Executive Officer

EXHIBIT 24 - POWER OF ATTORNEY

                          POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harry I. Brown, Jr. and Steven R. Townson, and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacity, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents in full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could be in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

                Directors                                                                      Date
----------------------------------------                                        -----------------------------------

   /s/ Wesley L. Bowden, Jr.                                                               March 26, 2002
----------------------------------------
Wesley L. Bowden, Jr.

   /s/ Harry I. Brown, Jr.                                                                 March 26, 2002
----------------------------------------
Harry I. Brown, Jr.

   /s/ Jerry L. Fielding                                                                  March 25, 2002
----------------------------------------
Jerry L. Fielding

   /s/ Harry I. Brown, Sr.                                                                March 26, 2002
----------------------------------------
Harry I. Brown, Sr.

   /s/ Charles M. Reeves                                                                  March 25, 2002
----------------------------------------
Charles M. Reeves

   /s/ Steven E. Sprayberry                                                               March 27, 2002
----------------------------------------
Steven E. Sprayberry

   /s/ Raymond C. Styres                                                                  March 26, 2002
----------------------------------------
Raymond C. Styres

   /s/ Steven R. Townson                                                                  March 26, 2002
----------------------------------------
Steven R. Townson

   /s/ Barry D. Vaughn                                                                    March 30, 2002
----------------------------------------
Barry D. Vaughn

   /s/ Christopher N. Zodrow                                                              March 25, 2002
----------------------------------------
Christopher N. Zodrow