Form 10-Q
period 2002-03-31
FRONTIER NATIONAL CORP
filed 2002-05-15
CIK 1059420

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                  256-249-0341
                (Issuer's telephone number, including area code)


(Former name,former address and former fiscal year,if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( ) Yes ( X ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A, Common Stock, $.001 par         Outstanding at May 12, 2002:  3,440,005

                          FRONTIER NATIONAL CORPORATION

                            March 31, 2002 Form 10-Q


                                TABLE OF CONTENTS


                                                                                                              Page No.
Part 1.   Financial Information

   Item 1.    Financial Statements (Unaudited)

              Consolidated Statements of Financial Condition........................................              2

              Consolidated Statements of Income.....................................................              3

              Consolidated Statements of Comprehensive Income.......................................              4

              Consolidated Statements of Cash Flows.................................................              5

              Consolidated Statement of Shareholders' Equity........................................              6

              Notes to Consolidated Financial Statements............................................              7

   Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations......................................             10

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................             16

Part 2.   Other Information

   Item 1.    Legal Proceedings.....................................................................             17

   Item 6.    Exhibits and Reports on Form 8-K......................................................             17


PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED Statements of Financial Condition

                                                                                    March 31,
                                                                                      2002             December 31,
                                                                                   (Unaudited)             2001
Assets
   Cash and due from banks...................................................   $      9,068,286    $     9,980,614
   Interest bearing deposits with other banks................................            274,459            185,445
   Federal funds sold........................................................          2,949,000          8,860,000
       Cash and Cash Equivalents.............................................         12,291,745         19,026,059
   Securities held-to-maturity, fair value of $100,455.......................            100,455                 --
   Securities available-for-sale.............................................         35,699,591         36,185,416
   Loans, net of unearned income.............................................        205,997,831        204,095,286
   Allowance for loan losses.................................................         (2,045,710)        (2,095,895)
       Net Loans.............................................................        203,952,121        201,999,391
   Premises and equipment, net...............................................         11,275,392         11,120,087
   Accrued interest receivable...............................................          1,878,301          1,919,294
   Cash surrender value on life insurance....................................          5,669,447          5,601,096
   Intangible assets, net....................................................          1,962,888          1,962,888
   Foreclosed real estate....................................................          2,193,087            117,807
   Other assets..............................................................          1,336,668          1,507,663
       Total Assets..........................................................   $    276,359,695    $   279,439,701

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing deposits............................................   $     32,500,519    $    31,178,483
     Interest-bearing deposits...............................................        178,641,269        183,846,971
       Total Deposits........................................................        211,141,788        215,025,454
   Accrued interest payable..................................................            945,377          1,207,945
   Short-term borrowings.....................................................          5,378,489          4,418,266
   Long-term debt............................................................         33,592,000         33,592,000
   Other liabilities.........................................................          1,099,686          1,121,172
       Total Liabilities.....................................................        252,157,340        255,364,837
Shareholders' Equity
   Common stock, $.001 par value; 10,000,000 shares authorized,
     3,503,497 issued of which 3,440,005 were outstanding at
     March 31, 2002, and 3,502,497 issued of which 3,437,724 were
     outstanding at December 31, 2001........................................              3,504              3,503
   Series A preferred stock, par value $.001 per share, 200,000 shares authorized, 58,667 shares issued and outstanding at December 31,
     2001; minimum stated value of $12.00 per share..........................            704,000            704,000
   Paid-in capital...........................................................         14,238,535         14,233,965
   Retained earnings.........................................................         10,094,017          9,842,754
   Accumulated other comprehensive income: net unrealized holding
     gains on securities available-for-sale, net of deferred income tax......             26,069            173,307
   Treasury stock, at cost, 63,492 shares at March 31, 2002,
     and 64,773 shares at December 31, 2001..................................           (863,770)          (882,665)
       Total Shareholders' Equity............................................         24,202,355         24,074,864

       Total Liabilities and Shareholders' Equity............................   $    276,359,695    $   279,439,701


                 See notes to consolidated financial statements

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)




                                                                                      2002                2001
Interest Income
   Interest and fees on loans................................................   $      3,821,808    $     3,704,736
   Interest and dividends on securities:
     Taxable securities......................................................            371,775            397,286
     Nontaxable securities...................................................            123,550            260,160
   Interest earned on deposits with other banks..............................              1,153             10,119
   Interest earned on federal funds sold.....................................             36,804            103,347
     Total Interest Income...................................................          4,355,090          4,475,648

Interest Expense
   Interest on deposits......................................................          1,414,071          1,891,445
   Interest on borrowed funds................................................            467,484            416,096
     Total Interest Expense..................................................          1,881,555          2,307,541

Net Interest Income..........................................................          2,473,535          2,168,107
Provision for loan losses....................................................                 --            (50,707)

Net Interest Income After Provision for Loan Losses..........................          2,473,535          2,117,400

Noninterest Income
   Customer service fees.....................................................            305,539            304,754
   Commission income.........................................................            334,065            316,144
   Other operating income....................................................            210,769            121,349
   Securities gains..........................................................                 --             83,940
     Total Noninterest Income................................................            850,373            826,187

Noninterest Expense
   Salaries and employee benefits............................................          1,269,602          1,238,935
   Net occupancy expense.....................................................            431,556            350,078
   Other operating expenses..................................................            812,015            745,427
     Total Noninterest Expense...............................................          2,513,173          2,334,440

Income before income taxes...................................................            810,735            609,147
Provision for income taxes...................................................           (236,056)          (143,739)

Net Income...................................................................   $        574,679    $       465,408

Earnings Per Common Share
   Basic.....................................................................   $           0.17    $          0.14
   Diluted...................................................................               0.16               0.13

Weighted Average Shares Outstanding
   Basic.....................................................................          3,437,910          3,422,191
   Diluted...................................................................          3,506,211          3,519,332

                 See notes to consolidated financial statements

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)



                                                                                      2002                2001
Net Income....................................................................  $      574,679    $      465,408

Other Comprehensive Income, Net of Tax:
  Unrealized gains (losses) on securities
     Unrealized holding gains (losses) arising during the period..............         (237,154)         510,442
     Reclassification adjustments for (gains)
       losses included in net income..........................................               --          (83,940)
     Net unrealized gains (losses)............................................          237,154)         426,502
  Income tax related to items of other comprehensive income...................           89,916         (160,796)

Other Comprehensive Income (Loss).............................................         (147,238)         265,706

Comprehensive Income..........................................................  $       427,441    $     731,114

                 See notes to consolidated financial statements

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                      2002               2001
Operating Activities
   Net cash provided by operating activities..................................  $        755,985    $       208,220

Investing Activities
   Proceeds from sales of securities available-for-sale.......................         4,285,675          7,039,516
   Purchases of securities available-for-sale.................................        (4,038,780)        (6,448,755)
   Purchase of securities held-to-maturity....................................          (100,455)                --
   Net (increase) decrease in loans to customers..............................        (4,028,010)         3,601,008
   Purchases of premises and equipment........................................          (390,165)          (249,239)
   Proceeds from sale of fixed assets.........................................             4,829                 --
   Proceeds from sale of foreclosed real estate...............................                --             76,672
     Net Cash Provided By (Used In) Investing Activities......................        (4,266,906)         4,019,202

Financing Activities
   Net increase (decrease) in deposits........................................        (3,883,666)         3,837,288
   Net increase (decrease) in short-term borrowings...........................           960,223         (3,868,484)
   Dividends paid.............................................................          (323,416)          (821,269)
   Proceeds from sale of treasury stock.......................................            14,091             30,889
   Repayments of debt.........................................................                --         (7,350,000)
   Proceeds from issuance of debt.............................................                --         12,500,000
   Issuance of common stock...................................................             9,375                 --
     Net Cash Provided By (Used In) Investing Activities......................        (3,223,393)         4,328,424

Net Increase (Decrease) in Cash and Cash Equivalents..........................        (6,734,314)         8,555,846

Cash and Cash Equivalents at Beginning of Period..............................        19,026,059         11,298,747


Cash and Cash Equivalents at End of Period....................................  $     12,291,745    $    19,854,593

                 See notes to consolidated financial statements

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        Three Months Ended March 31, 2002
                                   (Unaudited)


                                                                                  Accumulated
                                                                                     Other
                                Common     Preferred      Paid-In     Retained   Comprehensive   Treasury
                                 Stock       Stock        Capital     Earnings   Income (Loss)    Stock        Total
Balance at
   December 31, 2001.......   $   3,503    $704,000    $14,233,965   $9,842,754    $173,307     $(882,665)  $24,074,864

Net income -
   March 31, 2002..........          --          --             --      574,679          --            --       574,679

Unrealized losses on
   securities available-for-
   sale, net of
reclassification
   adjustment, net of
   tax of ($89,916)........          --          --             --           --    (147,238)           --      (147,238)

Comprehensive income.......          --          --             --           --          --            --       427,427

Cash dividends - common....          --          --             --     (323,416)         --            --      (323,416)

Stock options - exercise.......       1                      9,374                                                9,375

Issuance of treasury stock.          --          --         (4,804)          --          --        18,895        14,091

Balance at
   March 31, 2002..........     $ 3,504    $704,000    $14,238,535  $10,094,017    $ 26,069     $(863,770)  $24,202,355

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2002
                                   (Unaudited)


                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (Unaudited)


Note A - Basis of Presentation

The consolidated financial statements include the accounts of Frontier National Corporation (the "Company") and its wholly-owned subsidiaries, Frontier National Bank, Sylacauga, Alabama and Frontier National Bank, Lanett, Alabama, Frontier Acquisition Corporation, Frontier Finance Company, Inc., Frontier Financial Services, Inc. and Frontier Reinsurance, Inc., collectively, the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for Frontier National Corporation and subsidiaries for the year ended December 31, 2001, included in Form 10-K filed in March 2002.


Note B - Income Taxes

The effective tax rates of approximately 29 percent and 24 percent for the three months ended March 31, 2002 and 2001, respectively, are less than the statutory rate principally because of the effect of tax-exempt interest income.


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

At March 31, 2002, the Company had net unrealized gains of $24,257 in available-for-sale securities that are reflected in the presented assets and resulted in an increase in shareholders' equity of $26,069 net of deferred taxes. There were no trading securities.

The net decrease in shareholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2001 to March 31, 2002 was $147,238. See also Note D - Shareholders' Equity.

Note D - Shareholders' Equity

During the first three months of 2002, cash dividends of $323,416 were charged against equity. Equity was decreased by $147,238 due to a fall in the net unrealized holding gains on securities. Treasury stock was reissued increasing shareholders' equity $14,091. See also Note E - Treasury Stock. Common stock was issued, pursuant to the exercise of stock options, increasing equity $9,375.


Note E - Treasury Stock

During the first quarter, 1,281 shares were reissued and accounted for on a first-in-first-out method. The treasury stock balance represents 64,773 shares at December 31, 2001 and 63,492 shares at March 31, 2002.


Note F - Segment Reporting

The Company's segment information is presented by line of business. Each line of business is a distinct unit that offers products and services unique to its operations and customers. The Company's reportable operating segments are commercial banking and insurance services. The segment results include certain overhead allocations and intercompany transactions.

The following table reflects the approximate amounts of revenue, expense and assets for the Company's segments as of and for the quarterly periods ended March 31, 2002 and 2001.

                                                                          Commercial      Insurance
                                                                           Banking         Services       Total
                                                                                       (In Thousands)
March 31, 2002
  Total interest income............................................. $     4,355     $         --    $    4,355
  Total interest expense............................................       1,882               --         1,882
  Provision for loan losses.........................................          --               --            --
  Noninterest income................................................         506              345           851
  Noninterest expense...............................................       2,277              236         2,513
  Income before income tax..........................................         702              109           811
  Income tax expense................................................         194               42           236
  Net income........................................................         508               67           575

  Total assets...................................................... $   274,717     $      1,643    $  276,360

March 31, 2001
  Total interest income............................................. $     4,475     $          1    $    4,476
  Total interest expense............................................       2,308               --         2,308
  Provision for loan losses.........................................          51               --            51
  Noninterest income................................................         508              318           826
  Noninterest expense...............................................       2,087              247         2,334
  Income before income tax..........................................         538               71           609
  Income tax expense................................................         113               31           144
  Net income........................................................         425               40           465

  Total assets...................................................... $   236,399     $      1,127    $  237,526

Note G - Stock Options

The Company has issued incentive stock options to certain key employees of which 237,000 are outstanding at March 31, 2002, at exercise prices ranging from $6.67 to $13.00 per share (the fair market values on the grant dates). These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date.

The Company has also issued nonqualified stock options primarily to directors of the Company of which 52,000 are outstanding at March 31, 2002, at exercise prices ranging from $9.375 to $13.00 per share (the fair market values on the grant dates). These options are fully exercisable and expire on the one-year anniversary date of the director's termination of service to the Board, if applicable, or ten years from the grant date, whichever is earlier.

Note H - Subsequent Events

On April 16, 2002, the Board declared a regular dividend of $0.0925 per share payable to stockholders of record as of April 16, 2002, and to be paid on June 26, 2002.

                 See notes to consolidated financial statements

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2002
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the March 31, 2002, Form 10-Q.

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

FINANCIAL CONDITION

March 31, 2002 compared to December 31, 2001

Loans

Loans comprised the largest single category of the Company's earning assets on March 31, 2002. Loans, net of unearned income and reserve for loan losses, were 73.8% of total assets at March 31, 2002, and 72.3% of total assets at December 31, 2001. Total net loans were $203,952,121 at March 31, 2002, representing a 0.97% increase from the December 31, 2001, total of $201,999,391.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool in managing the daily cash position of the Company. Investment securities and federal funds sold decreased $6,296,370 from December 31, 2001 to March 31, 2002. Investment securities and federal funds sold at

March 31, 2002, were $38,749,046 compared with $45,045,416 at December 31, 2001, reflecting a 14% decrease.

Asset Quality

Between December 31, 2001 and March 31, 2002, the Company experienced an increase in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or more, restructured loans, nonaccruing securities, and other real estate) from $5.664 million to $7.571 million. The ratio of loan loss allowance to total nonperforming assets decreased from .370 to .270, and the ratio of nonperforming loans to total loans decreased from .027 to .026.

Deposits

Total deposits were $211,141,788 at March 31, 2002, which represented a decrease of $3,883,666 (1.8%) from total deposits of $215,025,454 at year-end 2001.
Deposits are the Company's primary source of funds with which to support its earning assets. Non-interest bearing deposits increased $1,322,036 or 4.2% from year-end 2001 to March 31, 2002, and interest bearing deposits decreased $5,205,702 (2.8%) from year-end 2001.

Long-term Debt

At March 31, 2002 and December 31, 2001, the Company had notes payable totaling $33,592,000.

Maturities of long-term debt for the years ending December 31 are as follows:

                                                     Maturities of Long-term Debt
                                                            (In thousands)

                                             2002           2003           2004            2005           2006
Interest on indebtedness..............  $      1,751   $        1,620  $       1,559  $       1,419  $        1,385
Repayment of principal................            --            2,500            500          2,500              --

                                        $      1,751   $        4,120  $       2,059  $       3,919  $        1,385


Shareholders' Equity

Company shareholders' equity increased $127,491 from December 31, 2001 to March 31, 2002, due to net income of $574,679, the declaration of cash dividends of $323,416, the decrease of unrealized gains on securities available-for-sale totaling $147,238 net of deferred tax asset, the reissuance of treasury stock of $14,091, and the issuance of common stock of $9,375.

Liquidity Management

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Banks' ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves. The primary function of asset

                 See notes to consolidated financial statements
and liability management is not only to assure adequate liquidity in order for the Bank to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Bank can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In the banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $69.4 million or 33.7% of the total loan portfolio at March 31, 2002, and there are $2.2 million of investment securities maturing within one year. Other sources of liquidity include short-term investments such as federal funds sold.

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and non-interest bearing deposit accounts. At March 31, 2002, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $14,300,000. Each of the Company's subsidiary banks is a member of the Federal Home Loan Bank of Atlanta. Membership provides the Company with additional lines of credit for liquidity needs. The Company has also established a line of credit under the parent company for $5,000,000 of which $1,500,000 is available.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to approximately $22,213,398 at March 31, 2002. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was approximately $24,259,108 at March 31, 2002.

The Company's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these requirements.

RESULTS OF OPERATIONS

Three months ended March 31, 2002 and 2001

Summary

Net earnings of the Company for the three months ended March 31, 2002, were $574,679 compared to $465,408 for the same period in 2001, representing a 23.5% increase. This increase was primarily due to

                 See notes to consolidated financial statements a $356,135 or 16.8% increase in net interest income after provision for loan losses over the same period in 2001. The increase in net interest income is direct result of lower interest rates paid on interest bearing liabilities compared to the same period in 2001.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 2002, decreased $120,558 or 2.7% from the same period in 2001. This decrease was due to a $228,664 or 30% decrease in interest income from investment securities and federal funds sold compared to the same period of 2001. This decrease is a result of lower yields due to interest rate reductions and a decrease of approximately $14.7 million or 27.6% in the investment portfolio and federal funds sold from March 2001. The loss in interest income from the investment portfolio and federal funds sold was offset by an increase of $117,072 or 3.2% in fees and interest income from loans. Interest expense for the three months ended March 31, 2002, decreased $425,986 or 18.5% over the corresponding period of 2001. As a result of these factors, net interest income increase $305,428 or 14.1% in the three months ended March 31, 2002, compared to the same period of 2001.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Company's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. There was no provision made for the three months ended March 31, 2002, compared to $50,707 for the same period of 2001. Charge-offs exceeded recoveries by $50,185 for the three months ended March 31, 2002. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 0.99% at March 31, 2002, compared to 1.03% at year-end 2001.

Non-interest Income

Non-interest income for the three months ended March 31, 2002, was $850,373 compared to $826,187 for the same period of 2001. This 2.9% increase was primarily due to insurance commissions of $334, 065 in the first three months of 2002 as compared to $316,144 in the same period of 2001. Other significant components of non-interest income and their changes are as follows: other operating income increased $89,420 or 73.7%, and gains on the sale of securities decreased $83,940.

Non-interest Expenses

Non-interest expenses for the three months ended March 31, 2002, were $2,513,172 reflecting a 7.7% increase over the same period of 2001. The primary components of non-interest expenses are salaries and employee benefits, which increased to $1,269,602 for the three months ended March 31, 2002, 2.5% higher than in the same period of 2001. Occupancy costs increased $81,478 and other operating expenses increase $66,587 due to the opening of additional facilities after the first quarter of 2001.

                 See notes to consolidated financial statements

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $236,056 for the three months ended March 31, 2002, increased $92,317 compared to the same period of 2001, due to the increase in income before income taxes and a decrease in tax exempt investments securities. Taxes as a percent of earnings increased from 23.6% to 29.1%. The effective tax rate of approximately 29.1% is less than the statutory rate principally because of the effect of tax-exempt interest income.

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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 provides new standards for accounting relating to

                 See notes to consolidated financial statements
intangible assets after initial recognition in the financial statements. This statement proscribes the accounting practice of amortizing or expensing intangibles ratably over a prescribed period of time and imposes new guidance requiring that goodwill and certain other intangibles be tested for impairment at least annually by comparing fair values of those assets with their recorded amounts. Additional disclosure requirements also are provided. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001.

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

                 See notes to consolidated financial statements

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

The primary objective of Asset/Liability Management at Frontier is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year and through three years. Frontier's Asset/Liability Management policy requires cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) to stay within a +/-20%. At March 31, 2002, Frontier's cumulative gap is well within this range through a five-year time frame with the one-year cumulative gap at 4.24%, the two-year at 6.75% and the three-year at 13.23%.

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

                 See notes to consolidated financial statements

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings

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


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          Exhibit 11 - Statement Re: Computation of Earnings per Share

(b)      Reports on Form 8-K

          During the quarter ended March 31, 2002, no reports were filed for Frontier National Corporation on Form 8-K.

                 See notes to consolidated financial statements

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FRONTIER NATIONAL CORPORATION

             By: /s/ STEVEN R. TOWNSON               May 13, 2002
                  Steven R. Townson
         Chief Executive Officer, President
             and Chief Financial Officer

                 See notes to consolidated financial statements

                                   Exhibit 11

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2002 and 2001.


                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                      2002                2001
Basic Earnings Per Share:
   Net income...............................................................    $       574,679    $        465,408

   Earnings on common shares................................................    $       574,679    $        465,408

   Weighted average common shares
     outstanding - basic....................................................          3,437,910           3,422,191

   Basic earnings per common share..........................................    $          0.17    $           0.14

Diluted Earnings Per Share:
   Net income...............................................................    $       574,679    $        465,408

   Weighted average common shares
     outstanding - diluted..................................................          3,506,211           3,519,332

   Diluted earnings per common share........................................    $          0.16    $           0.13

                                       19