Form 10-Q
period 2002-06-30
FRONTIER NATIONAL CORP
filed 2002-08-14
CIK 1059420

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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



(Former name,former address and former fiscal year,if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements   for   the   past   90   days.    Yes   X     No
                                                   -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class A, Common Stock, $.001 par value
                    Outstanding at August 9, 2002: 3,434,213

                                    Form 10-Q

                          FRONTIER NATIONAL CORPORATION

                                  June 30, 2002


                                                               TABLE OF CONTENTS


                                                                                                        Page No.
Part 1.   Financial Information

   Item 1.    Financial Statements (Unaudited)

              Consolidated Statements of Financial Condition as of
                 June 30, 2002 and December 31, 2001................................................              2

              Consolidated Statements of Income For the Three Months and Six Months
                 Ended June 30, 2002 and 2001.......................................................              3

              Consolidated Statements of Comprehensive Income For the Three Months
                 and Six Months Ended June 30, 2002 and 2001........................................              4

              Consolidated Statements of Cash Flows For the Six Months
                 Ended June 30, 2002 and 2001.......................................................              5

              Consolidated Statement of Shareholders' Equity For the Six Months
                 Ended June 30, 2002................................................................              6

              Notes to Consolidated Financial Statements............................................              7

   Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations......................................             13

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................             20

Part 2.   Other Information

   Item 1.    Legal Proceedings.....................................................................             21

   Item 4.    Submission of Matters to a Vote of Security Holders...................................             21

   Item 6.    Exhibits and Reports on Form 8-K......................................................             22

   Signatures

                 See notes to consolidated financial statements

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED Statements of Financial Condition

                                                                                     June 30,
                                                                                       2002          December 31,
                                                                                    (Unaudited)          2001
                                                                                  ---------------  ----------------
Assets
   Cash and due from banks...................................................     $    10,232,125  $      9,980,614
   Interest bearing deposits with other banks................................             304,546           185,445
   Federal funds sold........................................................              61,000         8,860,000
                                                                                  ---------------  ----------------
       Cash and Cash Equivalents.............................................          10,597,671        19,026,059

   Securities held-to-maturity, fair value of $100,386.......................             100,386                --
   Securities available-for-sale.............................................          36,726,932        36,185,416

   Loans, net of unearned income.............................................         210,366,728       204,095,286
   Allowance for loan losses.................................................          (2,001,140)       (2,095,895)
                                                                                  ---------------  ----------------
       Net Loans.............................................................         208,365,588       201,999,391

   Premises and equipment, net...............................................          11,443,128        11,120,087
   Accrued interest receivable...............................................           1,886,053         1,919,294
   Cash surrender value on life insurance....................................           5,728,769         5,601,096
   Intangible assets, net....................................................           1,952,418         1,962,888
   Foreclosed real estate....................................................           2,730,703           117,807
   Other assets..............................................................           1,103,455         1,507,663
                                                                                  ---------------  ----------------

       Total Assets..........................................................     $   280,635,103  $    279,439,701
                                                                                  ===============  ================

Liabilities and Shareholders' Equity

Liabilities
   Deposits:
     Noninterest-bearing deposits............................................     $    33,596,147  $     31,178,483
     Interest-bearing deposits...............................................         180,526,117       183,846,971
                                                                                  ---------------  ----------------
       Total Deposits........................................................         214,122,264       215,025,454

   Accrued interest payable..................................................             882,357         1,207,945
   Short-term borrowings.....................................................           6,620,138         4,418,266
   Long-term debt............................................................          33,592,000        33,592,000
   Other liabilities.........................................................           1,061,330         1,121,172
                                                                                  ---------------  ----------------
       Total Liabilities.....................................................         256,278,089       255,364,837
                                                                                  ---------------  ----------------

Shareholders' Equity
   Common stock, $.001 par value; 10,000,000 shares authorized, 3,505,497 issued of which 3,442,005 were outstanding at June 30, 2002, and 3,502,497 issued of which 3,437,724 were
     outstanding at December 31, 2001........................................               3,506             3,503
   Series A preferred stock, par value $.001 per share, 200,000 shares authorized, 58,667 shares issued and outstanding at December 31,
     2001; minimum stated value of $12.00 per share..........................             704,000           704,000
   Paid-in capital...........................................................          14,258,033        14,233,965
   Retained earnings.........................................................           9,808,737         9,842,754
   Accumulated other comprehensive income: net unrealized holding
     gains on securities available-for-sale, net of deferred income tax......             446,508           173,307
   Treasury stock, at cost, 63,492 shares at June 30, 2002,
     and 64,773 shares at December 31, 2001..................................            (863,770)         (882,665)
                                                                                  ---------------  ----------------
       Total Shareholders' Equity............................................          24,357,014        24,074,864
                                                                                  ---------------  ----------------

       Total Liabilities and Shareholders' Equity............................     $   280,635,103  $    279,439,701
                                                                                  ===============  ================

                 See notes to consolidated financial statements

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

            Three Months and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                     Three Months Ended                  Six Months Ended
                                                           June 30                            June 30
                                               ------------------------------    ----------------------------------
                                                   2002              2001             2002               2001
                                               -------------    -------------    --------------    ----------------

Interest Income
     Interest and fees on loans...........     $   3,871,164    $   3,735,537    $    7,692,972    $      7,440,273
     Interest and dividends on securities:
       Taxable securities.................           347,073          419,700           718,848             816,986
       Nontaxable securities..............           121,140          221,062           244,690             481,222
     Interest on deposits with other banks             1,301            4,580             2,454              14,699
     Interest earned on federal funds sold            12,779           72,907            49,583             176,254
                                               -------------    -------------    --------------    ----------------
       Total Interest Income..............         4,353,457        4,453,786         8,708,547           8,929,434

Interest Expense
     Interest on deposits.................         1,173,103        1,830,931         2,587,174           3,722,376
     Interest on borrowed funds...........           474,840          400,441           942,324             816,537
                                               -------------    -------------    --------------    ----------------
       Total Interest Expense.............         1,647,943        2,231,372         3,529,498           4,538,913

Net Interest Income.......................         2,705,514        2,222,414         5,179,049           4,390,521

Provision for loan losses.................           (13,248)          (7,477)          (13,248)            (58,184)
                                               --------------   -------------    --------------    ----------------

Net Interest Income After Provision for
     Loan Losses..........................         2,692,266        2,214,937         5,165,801           4,332,337

Noninterest Income
     Customer service fees................           321,733          308,143           627,272             612,897
     Commission income....................           357,000          352,640           691,065             668,784
     Other operating income...............           109,118          147,400           319,887             268,749
     Securities gains.....................                --               --                --              83,940
                                               -------------    -------------    --------------    ----------------
       Total Noninterest Income...........           787,851          808,183         1,638,224           1,634,370

Noninterest Expense
     Salaries and employee benefits.......         2,012,477        1,212,532         3,282,079           2,451,467
     Net occupancy expense................           432,310          345,378           863,866             695,456
     Other operating expenses.............         1,043,954          794,145         1,855,969           1,539,572
                                               -------------    -------------    --------------    ----------------
       Total Noninterest Expenses.........         3,488,741        2,352,055         6,001,914           4,686,495

Income (loss) before income taxes.........            (8,624)         671,065           802,111           1,280,212
Provision for income taxes................            46,971         (126,988)         (189,085)           (270,727)
                                               -------------    -------------    ---------------   ----------------

Net Income................................     $      38,347    $     544,077    $      613,026    $      1,009,485
                                               =============    =============    ==============    ================

Earnings Per Common Share
     Basic................................     $        0.01    $        0.16    $         0.18    $           0.30
     Diluted..............................              0.01             0.16              0.18                0.29

Weighted Average Shares Outstanding
     Basic................................         3,441,060        3,424,436         3,439,494           3,423,320
     Diluted..............................         3,517,336        3,511,833         3,512,990           3,516,072

                 See notes to consolidated financial statements

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            Three Months and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                     Three Months Ended                  Six Months Ended
                                                           June 30                            June 30
                                               ------------------------------    ----------------------------------
                                                   2002              2001             2002               2001
                                               -------------    -------------    --------------    ----------------

Net Income..................................   $      38,347    $     544,077    $      613,026    $      1,009,485

Other comprehensive, net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during the period............         719,924         (125,901)          482,770             383,169
   Reclassification adjustments for (gains)
     losses included in net income..........              --               --                --             (83,940)
                                               -------------    -------------    --------------    ----------------
       Net unrealized gains (losses)........         719,924         (125,901)          482,770             299,229
   Income tax (expense) benefit
     related to items of other
     comprehensive income...................        (299,485)          45,198          (209,569)           (114,226)
                                               -------------    -------------    --------------    ----------------
Other comprehensive income (loss)...........         420,439          (80,703)          273,201             185,003
                                               -------------    -------------    --------------    ----------------

Comprehensive Income........................   $     458,786    $     463,374    $      886,227    $      1,194,488
                                               =============    =============    ==============    ================

                 See notes to consolidated financial statements

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)



                                                                                       2002              2001
                                                                                  ---------------  ----------------
Operating Activities
   Net income................................................................     $       613,026  $      1,009,485
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation, amortization and accretions, net............................             469,338           394,218
   Provision for loan losses.................................................              13,248            58,184
   Loss on disposal of assets................................................             110,784                --
   Deferred income taxes.....................................................             (23,000)          (38,000)
   Realized security gains, net..............................................                  --           (83,940)
   Gain on disposal of foreclosed real estate................................              (2,527)               --
   Decrease in accrued interest receivable...................................              33,240           121,764
   Increase (decrease) in accrued interest payable...........................            (325,588)          132,142
   Other, net................................................................              24,912          (775,562)
                                                                                  ---------------  ----------------
     Net Cash Provided By Operating Activities...............................             913,433           818,291
                                                                                  ---------------  ----------------

Investing Activities
   Proceeds from sales of securities available-for-sale......................           4,985,433         9,003,378
   Purchases of securities available-for-sale................................          (5,147,985)       (7,706,614)
   Net increase in loans to customers........................................          (9,009,720)       (3,288,152)
   Purchases of premises and equipment, net..................................            (955,114)         (913,000)
   Proceeds from sale of fixed assets........................................              71,055                --
   Proceeds from sale of foreclosed real estate..............................              19,905           149,399
                                                                                  ---------------  ----------------
     Net Cash Used In Investing Activities...................................         (10,036,426)       (2,754,989)
                                                                                  ---------------  ----------------

Financing Activities
   Net increase (decrease) in deposits.......................................            (903,190)        3,245,097
   Net increase (decrease) in short-term borrowings..........................           2,201,872        (3,716,305)
   Dividends paid............................................................            (647,043)       (1,257,871)
   Proceeds from sale of treasury stock......................................              14,091            67,339
   Issuance of common stock..................................................              28,875                --
   Proceeds from issuance of debt............................................                  --         5,150,000
                                                                                  ---------------  ----------------
     Net Cash Provided By Investing Activities...............................             694,605         3,488,260
                                                                                  ---------------  ----------------

Net Increase (Decrease) in Cash and Cash Equivalents.........................          (8,428,388)        1,551,562

Cash and Cash Equivalents at Beginning of Period.............................          19,026,059        11,298,747
                                                                                  ---------------  ----------------

Cash and Cash Equivalents at End of Period...................................     $    10,597,671  $     12,850,309
                                                                                  ===============  ================

                 See notes to consolidated financial statements

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         Six Months Ended June 30, 2002
                                   (Unaudited)


                                                                                  Accumulated
                                                                                     Other
                              Common      Preferred     Paid-In       Retained   Comprehensive  Treasury
                               Stock        Stock       Capital       Earnings      Income       Stock        Total
                              ---------   ---------  -------------   ----------- ------------  ----------  -----------

Balance at
   December 31, 2001........  $   3,503   $ 704,000  $  14,233,965   $ 9,842,754 $    173,307  $(882,665)  $24,074,864

Net income -
   June 30, 2002............         --          --             --       613,026           --          --      613,026

Unrealized gains on
   securities available-for-
   sale, net of reclassification
   adjustment, net of
   tax of $209,569..........         --          --             --            --      273,201          --      273,201
                                                                                                           -----------

Comprehensive income........         --          --             --            --           --          --      886,227

Cash dividends - common.....         --          --             --     (636,190)           --          --    (636,190)

Cash dividends - preferred..         --          --             --      (10,853)           --          --     (10,853)

Stock options - exercise....          3          --         28,872            --           --          --       28,875

Issuance of treasury stock..         --          --        (4,804)            --           --      18,895       14,091
                              ---------   ---------  ------------    ----------- ------------  ----------  -----------

Balance at
   June 30, 2002............  $   3,506   $ 704,000  $  14,258,033   $ 9,808,737 $    446,508  $(863,770)  $24,357,014
                              =========   =========  =============   =========== ============  =========   ===========

                 See notes to consolidated financial statements

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002
                                   (Unaudited)


Note A - Basis of Presentation

The consolidated financial statements include the accounts of Frontier National Corporation (the "Company") and its wholly-owned subsidiaries, Frontier Acquisition Corporation, Frontier National Bank, Sylacauga, Alabama, Frontier National Bank, Lanett, Alabama (subsequently referred to as Frontier National Bank, LaGrange, Georgia - See Note I), Frontier Finance Company, Inc., Frontier Financial Services, Inc. and Frontier Reinsurance, Inc., collectively, the Bank. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The consolidated statement of financial condition at December 31, 2001, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for Frontier National Corporation and subsidiaries for the year ended December 31, 2001, included in Form 10-K filed in March 2002.


Note B - Income Taxes

The effective tax rates of approximately 24 percent and 21 percent for the six months ended June 30, 2002 and 2001, respectively, are less than the statutory rate principally because of the effect of tax-exempt interest income and the benefit from filing a consolidated tax return, which allows the consolidated entity to take advantage of the net loss incurred at the Holding Company.


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

At June 30, 2002, the Company had net unrealized gains of $744,180 in available-for-sale securities that are reflected in the presented assets and resulted in an increase in shareholders' equity of $446,508, net of deferred tax. There were no trading securities.

The net increase in shareholders' equity as a result of the SFAS No. 115 adjustment from December 31, 2001 to June 30, 2002 was $273,201. See also Note D
- Shareholders' Equity.


Note D - Shareholders' Equity

During the first six months of 2002, cash dividends of $647,043 were charged against equity. Equity was increased by $273,201 for the increase in net unrealized gains on securities. Treasury stock was reissued, increasing shareholders' equity $14,091. See also Note E - Treasury Stock. Common stock was issued, pursuant to the exercise of stock options, increasing equity $28,875 and net income of $613,026 was also added, thereby, resulting in an overall net increase in shareholders equity totaling $282,150.


Note E - Treasury Stock

During the first six months of 2002, 1,281 shares of common stock held in treasury at cost were reissued and accounted for on a first-in-first-out method. The treasury stock balance represents 63,492 shares at June 30, 2002, and 64,773 shares at December 31, 2001.


Note F - Segment Reporting

All of the Company's segment information is presented by line of business. Each line of business is a distinct unit that offers products and services unique to its operations and customers. The Company's reportable operating segments are commercial banking and insurance services. The segment results include certain overhead allocations and intercompany transactions.



              [The remainder of this page intentionally left blank]

The following tables reflect the approximate amounts of revenue, expense and assets for the Company's segments as of and for the six-month and quarterly periods ended June 30, 2002 and 2001.



                                            Six Months Ended June 30, 2002            Six Months Ended June 30, 2001
                                      ----------------------------------------   --------------------------------------
                                       Commercial      Insurance                  Commercial     Insurance
                                         Banking       Services        Total        Banking      Services        Total
                                      -------------  ------------  -----------   -------------  -----------  ----------
                                                                         (In Thousands)

   Total interest income...........   $       8,707  $          1  $     8,708   $       8,928  $         1  $    8,929
   Total interest expense..........           3,529            --        3,529           4,539           --       4,539
   Provision for loan losses.......              13            --           13              58           --          58
   Noninterest income..............             934           704        1,638             970          664       1,634
   Noninterest expense.............           5,493           509        6,002           4,119          488       4,687
   Income before income tax........             606           196          802           1,102          177       1,279
   Income tax expense..............             120            69          189             202           68         270
   Net income......................             486           127          613             900          109       1,009

   Total assets....................   $     278,904  $      1,731  $   280,635   $     277,797  $     1,643  $  279,440



                                      Three Months Ended June 30, 2002           Three Months Ended June 30, 2001
                                      --------------------------------           --------------------------------
                                       Commercial    Insurance                   Commercial     Insurance
                                         Banking     Services       Total         Banking        Services     Total
                                      -----------    ----------   ---------      ----------     ----------  ---------
                                                                       (In Thousands)

   Total interest income...........   $   4,352       $    1    $    4,353      $    4,453     $       --   $   4,453
   Total interest expense..........       1,647           --         1,647           2,231             --       2,231
   Provision for loan losses.......          13           --            13               7             --           7
   Noninterest income..............         428          359           787             461            347         808
   Noninterest expense.............       3,216          273         3,489           2,112            241       2,353
   Income before income tax........         (96)          87            (9)            564            106         670
   Income tax expense..............         (74)          27           (47)             89             37         126
   Net income......................         (22)          60            38             475             69         544

   Total assets....................   $278,904      $  1,731    $  280,635      $  277,797      $   1,643   $  279,440

Note G - Stock Options

The Company has issued incentive stock options to certain key employees of which 232,000 are outstanding at June 30, 2002, at exercise prices ranging from $6.66 to $13.00 (the fair market values on the grant dates). These options vest over a five-year time period at 20% on each anniversary of the grant date and expire ten years from the grant date.

The Company has also issued nonqualified stock options primarily to directors of the Company of which 50,000 are outstanding at June 30, 2002, at exercise prices ranging from $9.375 to $13.00 (the fair market values on the grant dates). These options are fully exercisable and expire on the one-year anniversary date of the director's termination of service to the Board, if applicable, or ten years from the grant date, whichever is earlier.


Note H - Subsequent Events

On July 16, 2002, the Board declared a dividend of $0.0925 payable to stockholders of record as of July 16, 2002, and to be paid on September 25, 2002.

On July 9, 2002, 55,700 shares of the outstanding 232,000 incentive stock options at June 30, 2002 were exercised at prices ranging from $6.66 to $9.375 per share. Equity was increased by $372,862 as a result of this transaction.


Note I - Business Combination

Frontier National Bank, Lanett, Alabama, a wholly owned banking subsidiary of Frontier National Corporation, received approval from the Comptroller of the Currency to relocate its main office from 1011 North Lanier Avenue, Lanett, Alabama to 401 Vernon Street, LaGrange, Georgia.

Frontier National Bank, Sylacauga, Alabama, a wholly owned banking subsidiary of Frontier National Corporation, received approval from the Comptroller of the Currency to purchase certain assets and assume certain liabilities of Frontier National Bank, LaGrange, Georgia (formerly, Frontier National Bank, Lanett, Alabama) and to establish a branch at 1011 North Lanier Avenue, Lanett, Alabama.

The above transactions are the first phase of Frontier National Corporation's plans to merge its banking subsidiaries into one which is executed to occur prior to year end. These transactions did not have an impact on the Company's consolidated statement of financial condition and took place on July 12, 2002.

Note J - Effect of FASB 142, Goodwill and Other Intangible Assets

In June 2001 the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. The statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of the statement. The statement also requires that intangible assets with determinable lives be amortized. The Company adopted Statement No. 142 on January 1, 2002. The initial assessment of the Company's intangible assets as of January 1, 2002, indicated that no impairment of values existed at that date.

Acquired goodwill and other intangible assets at June 30, 2002 are detailed as follows:

                                                          As of June 30, 2002
                                                             Gross Carrying     Accumulated      Net Carrying
                                                                Amount          Amortization        Amount

  Identifiable amortizing assets......                      $   247,935       $  101,811         $    146,124
  Nonamortizing assets................                        2,381,240          574,946            1,806,294
                                                              ---------          -------            ---------
  Total acquired intangible assets....                      $ 2,629,175       $  676,757         $  1,952,418


Aggregate  amortization  expense for the period ended June 30, 2002 was $10,471.
Aggregate amortization expense estimated for the years ended December 31, 2002 through 2006 is: $18,699, $16,323, $16,323, $16,323 and $16,323, respectively.

The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized.

                                           Three Months Ended June 30,           Six Months Ended June 30,
                                           ---------------------------           -------------------------
                                           2002               2001               2002              2001
                                           ----               ----               ----              ----

Reported net income:.................. $  38,347           $ 544,077         $  613,026       $  1,009,485
Add back:  Goodwill amortization......        --              16,754                 --             33,091
                                       ---------           ---------         ----------       ------------

Adjusted net income................... $  38,347          $  560,831         $  613,026       $  1,042,576

Basic earnings per share:
   Reported net income................ $    0.01          $     0.16         $     0.18       $       0.30
   Goodwill amortization..............      0.00                0.00               0.00               0.01
                                       ---------          ----------         ----------       ------------
   Adjusted net income................ $    0.01          $     0.16         $     0.18       $       0.31

Diluted earnings per share:
   Reported net income................ $    0.01          $     0.16         $     0.18       $       0.29
   Goodwill amortization..............      0.00                0.00               0.00               0.01
                                       ---------          ----------         ----------       ------------

   Adjusted net income................ $    0.01          $     0.16         $     0.17       $       0.30

Note K - Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation, however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which have yet to be issued.

                        FRONTIER NATIONAL CORPORATION AND
                                  SUBSIDIARIES

                                  June 30, 2002
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 2002, Form 10-Q.

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


FINANCIAL CONDITION

June 30, 2002, compared to December 31, 2001

Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 2002. Loans, net of unearned income and allowance for loan losses, were 74.25% of total assets at June 30, 2002, and 72.29% of total assets at December 31, 2001. Total net loans were $208,365,488 at June 30, 2002, representing a $6,366,197 or 3.15% increase from the December 31, 2001, total of $201,999,391.

Investment Securities and Other Earning Assets

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Federal funds sold are a tool used to manage the daily cash position of the Company. Investment securities and federal funds sold decreased $8,157,098 from December 31, 2001 to June 30, 2002. Investment securities and federal funds sold at June 30, 2002, were $36,888,318 compared with $45,045,416 at December 31, 2001, reflecting an 18.11% decrease.

Asset Quality

Between December 31, 2001 and June 30, 2002, the Company experienced an increase in nonperforming assets (defined as nonaccrual loans, loans past due 90 days or more, restructured loans, nonaccruing securities, and other real estate) from $5.664 million to $8.285 million. The ratio of loan loss allowance to total nonperforming assets decreased from .370 to .241, and the ratio of nonperforming loans to total loans decreased from .027 to .026.

Deposits

Total deposits were $214,122,264 at June 30, 2002, which represented a decreased $903,190 (0.42%) over total deposits of $215,025,454 at year-end 2001. Deposits are the Company's primary source of funds with which to support earning assets. Noninterest bearing deposits increased $2,417,664 or 7.75% from year-end 2001 to June 30, 2002, and interest bearing deposits decreased $3,320,854 (1.81%) from year-end 2001.

Long-term Debt

At June 30, 2002 and December 31, 2001, the Company had notes payable totaling $33,592,000.

Maturities of long-term debt for the years ending December 31 are as follows:

                                     Maturities of Long-term Debt
                                           (In thousands)

                                        2002           2003            2004           2005           2006
                                        ----           ----            ----           ----           ----

Interest on indebtedness..........   $ 1,750        $ 1,620         $ 1,559        $ 1,419        $ 1,385
Repayment of principal............        --          2,500             500          2,500             --
                                     -------        -------         -------        -------        -------
                                     $ 1,750        $ 4,120         $ 2,059        $ 3,919        $ 1,385


Shareholders' Equity

Company shareholders' equity increased $282,150 from December 31, 2001 to June 30, 2002, due to net income of $613,026, the declaration of cash dividends of $647,043, the increase of unrealized gains on securities available-for-sale totaling $273,201, net of deferred tax, and the reissuance of treasury stock of $14,091, and the issuance of common stock of $28,875.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and sales of investment and trading account securities. Loans that mature in one year or less equaled approximately $71.0 million or 34.09% of the total loan portfolio at June 30, 2002, and there are $3.2 million or 8.67% of investment securities maturing within one year.

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. At June 30, 2002, funds were also available through the purchase of federal funds from correspondent commercial banks from available lines of up to an aggregate of $14,300,000. Each of the Company's subsidiary banks is a member of the Federal Home Loan Bank of Atlanta. Membership provides the Company with additional aggregate lines of credit up to $39,000,000 for liquidity needs. The Company has also established a line of credit under the parent company for $5,000,000 of which $1,500,000 is available.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities place increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to approximately $21,958,089 at June 30, 2002. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-Based capital and was approximately $23,959,229 at June 30, 2002.

The Company's current capital positions exceed the regulatory guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these requirements.

RESULTS OF OPERATIONS

Six months and three months ended June 30, 2002 and 2001

Summary

Net earnings of the Company for the six months ended June 30, 2002, were $613,026 compared to $1,009,485 for the same period in 2001, representing a 39.27% decrease. This decrease was due to a $1,315,419 or 28.07% increase in noninterest expense over the same period in 2001. Management's decision to close a non-profitable branch, coupled with the restructuring of the executive management team, resulting in one time expenses of approximately $731,000 for settlement of contractual obligations and a one time asset write down of $100,871 were the primary reasons for the increase in noninterest expense. These expenses were partially offset by an increase of $788,528 or 17.96% in net interest income and a decline in taxes compared to the same period in 2001.

The results for the quarter ended June 30, 2002, bear a strong resemblance to those results reported for the six months ended June 30, 2002. All ratios and trends are quite similar, with the exception of net income, noninterest expense and provision for taxes with the reasons for the variances noted above.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 2002, decreased $220,887 or 2.47% from the same period in 2001. Interest income on loans increased $ 252,699 or 3.40% while investment income decreased by $473,586 or 31.80%. The decrease in investment income is a direct result of a decrease of approximately $11 million in the combined average balances of the investment portfolio, interest-bearing deposits, and federal funds sold from the same period of 2001. Interest expense for the six months ended June 30, 2002, decreased $1,009,415 or 22.24% over the corresponding period of 2001. As a result of these factors, net interest income increased $788,528 or 17.96% in the six months ended June 30, 2002, compared to the same period of 2001.

Net interest income increased $483,100 during the quarter ended June 30, 2002, as compared to the same period in 2001. A decrease of $657,828 in deposit interest expense, a direct result of lower interest rates from the same period in 2001, is the primary reason for the decline in net interest income for the quarter.

Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon the Company's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $ 13,248 for the six months ended June 30, 2002, compared to $58,184 for the same period of 2001. Charge-offs exceeded recoveries by $108,003 for the six months ended June 30, 2002. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was 0.95% at June 30, 2002, compared to 1.03% at year-end 2001.

The provision for loan losses was $13,248 for the three months ended June 30, 2002, compared to $7,477 for the same period in 2001.

Noninterest Income

Noninterest income for the six months ended June 30, 2002, was $1,638,224 compared to $1,634,370 for the same period of 2001. This 0.24% increase was primarily due to other operations income or $319,887 in the first six months of 2002 as compared to $268,749 in the same period of 2001. Other significant components of noninterest income are as follows: customer service fees increased $14,375, insurance commissions increased $22,281 or 3.33% and gains on the sale of securities decreased $83,940.

Noninterest income decreased by $20,332 or 2.52% for the quarter ended June 30, 2002, compared to the same period in 2001. The decline in noninterest income can be attributed to a $30,349 insurance claim received in the second quarter of 2001 for the reimbursement of legal fees paid in 2000.

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2002, were $1,315,419, reflecting a 28.07% increase over the same period of 2001. The primary components of noninterest expenses are salaries and employee benefits, which increased to $3,282,079 for the six months ended June 30, 2002, 33.88% higher than in the same period of 2001. Occupancy costs increased $168,410 and other operating expenses increased $316,397.

Noninterest expenses rose $1,136,686 or 48.33 % for the three months ended June 30, 2002, compared to the same period in 2001. The escalation in expenses is attributable in a large part to the one time asset write down of $100,871, from the closing of a nonprofitable branch, and the additional salary expenses, resulting from contractual obligations.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $189,085 for the six months ended June 30, 2002, decreased $81,642, compared to the same period of 2001, due to the $396,459 decline in net income. Taxes as a percent of earnings increased from 21.15% to 23.57%. The increase in the company's effective tax rate is due to a decrease of $236,532 or 49.15% in nontaxable security income compare to the same period of 2001. The effective tax rate of approximately 24% is less than the statutory rate principally because of the effect of tax-exempt interest income.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produced dramatically different financial statement results. The single-method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and, thus, all business combinations should be accounted for in the same way that other asset acquisitions are accounted for based on the values exchanged. Expanded and revised guidance is provided related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of this statement apply to all business combinations initiated after June 30, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It also provides new standards for how these intangible assets should be accounted for after they have been initially recognized in the financial statements. The major changes required by this Statement relate to the discontinuance of the accounting practice of amortizing or expensing intangibles ratably over a prescribed time period. The new guidance requires that goodwill and certain other intangibles be tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts. Additional disclosure requirements are also provided. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements. For the current impact of this statement see Note J to the consolidated financial statements.

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

Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation, however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which have yet to be issued.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Bank's primary risk is interest rate risk.

The primary objective of Asset/Liability Management at the Bank is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate sensitive earning assets and rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first three years. The Bank's Asset/Liability Management policy requires cumulative gap (the difference between rate sensitive asset and rate sensitive liabilities) to total asset to stay within a +/-20%. At June 30, 2002, the Bank's cumulative gap is within this range through a five-year time frame with the one-year cumulative gap at -14.16%, the two-year at -11.97% and the three-year at -4.59%.

The Bank has not experienced a high level of volatility in its net interest margin primarily because of the relatively large base of core deposits that do not reprice on a contractual basis. These deposit products include regular savings, interest-bearing transaction accounts and money market savings accounts. Balances for these accounts are reported as immediately repricing. However, the rates paid are typically not directly related to market interest rates, since management has some discretion in adjusting these rates as market rates change.

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

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Some of these proceedings which related to lending, collections, servicing, investment, insurance and other activities seek substantial sums as damages.

In the Opinion of management, based on review and consultation with legal counsel, the outcome of any litigation presently pending is not anticipated to have a material adverse effect on the company's consolidated financial statements or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2002, the Company held its Annual Meeting of Shareholders. The following items were presented to a vote of holders (the "Shareholders") of the Company's outstanding Common Stock.

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

     2. The shareholders appointed Schauer, Taylor, Cox, Vise & Morgan, P.C. as the Company's auditors for the 2002 fiscal year.

The number of votes for each of the above is summarized in the table below.


        Item Submitted to Shareholders           For          Against     Abstain    Withhold       Total
-----------------------------------------  ---------------  -----------  ---------  -----------  ------------

(1)(a)  Election of Wesley L. Bowden             2,962,076                                    2     2,962,078
(1)(b)  Election of Harry I. Brown, Jr.          2,957,078                                5,000     2,962,078
(1)(c)  Election of Harry I. Brown,Sr.           2,957,078                                5,000     2,962,078
(1)(d)  Election of Jerry L. Fielding            2,962,076                                    2     2,962,078
(1)(e)  Election of Charles M. Reeves, Jr.       2,962,076                                    2     2,962,078
(1)(f)  Election of Steven E. Sprayberry         2,957,078                                5,000     2,962,078
(1)(g)  Election of Raymond C. Styres            2,962,076                                    2     2,962,078
(1)(h)  Election of Steven R. Townson            2,957,078                                5,000     2,962,078
(1)(i)  Election of Barry D. Vaughn              2,957,078                                5,000     2,962,078
(1)(j)  Election of Christopher N. Zodrow        2,962,076                                    2     2,962,078
(2)     Appointment of Schauer,Taylor,
        Cox, Vise & Morgan, P.C. as
        auditors                                 2,966,724       1,600                        2     2,968,386

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 11 - Statement Re: Computation of Earnings per Share

     (b)  Reports on Form 8-K

          On June 12, 2002, Frontier filed a Form 8-K with the Securities and Exchange Commission disclosing the resignation, and related financial information, of Harry I. Brown, Jr. from his position as Chairman of the Board of Directors of Frontier National Corporation.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FRONTIER NATIONAL CORPORATION

                           By: /s/ Steven R. Townson          August 13, 2002
                              ---------------------------  ---------------------
                              Steven R. Townson
                              Chief Executive Officer, President
                              and Chief Financial Officer

Exhibit 11

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



The following tabulation presents the calculation of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2002 and 2001.


                                                Three Months Ended                 Six Months Ended
                                                     June 30                            June 30
                                               ---------------------             ----------------------
                                               2002             2001             2002              2001
                                               ----             ----             ----              ----

Basic Earnings Per Share
   Net Income........................    $   38,347        $  544,077      $  613,026       $ 1,009,485

   Earnings on common shares.........    $   38,347        $  544,077      $  613,026       $ 1,009,485

   Weighted average common shares
     outstanding - basic..............    3,441,060         3,424,436       3,439,494         3,423,320
                                         ==========        ==========      ==========       ===========

   Basic earnings per common share....   $     0.01        $     0.16      $     0.18       $      0.30

Diluted Earnings Per Share
   Net Income.........................   $   38,347        $  544,077      $   613,026      $ 1,009,485

   Weighted average common shares
     outstanding - diluted............    3,517,336         3,511,833        3,512,990        3,516,072
                                         ==========        ==========      ===========      ===========
   Diluted earnings per common share..   $     0.01        $     0.16      $      0.18      $      0.29