Form 10-Q/A
period 2002-06-30
FRONTIER NATIONAL CORP
filed 2002-08-22
CIK 1059420

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-Q/A


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


                     Class A, Common Stock, $.001 par value
                    Outstanding at August 9, 2002: 3,497,705

                                   Form 10-Q/A

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

                 See notes to consolidated financial statements

                 FRONTIER NATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

            Three Months and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                     Three Months Ended                  Six Months Ended
                                                           June 30                            June 30
                                               ------------------------------    ----------------------------------
                                                   2002              2001             2002               2001
                                               -------------    -------------    --------------    ----------------

Interest Income
     Interest and fees on loans...........     $   3,871,164    $   3,735,537    $    7,692,972    $      7,440,273
     Interest and dividends on securities:
       Taxable securities.................           347,073          419,700           718,848             816,986
       Nontaxable securities..............           121,140          221,062           244,690             481,222
     Interest on deposits with other banks             1,301            4,580             2,454              14,699
     Interest earned on federal funds sold            12,779           72,907            49,583             176,254
                                               -------------    -------------    --------------    ----------------
       Total Interest Income..............         4,353,457        4,453,786         8,708,547           8,929,434

Interest Expense
     Interest on deposits.................         1,173,103        1,830,931         2,587,174           3,722,376
     Interest on borrowed funds...........           474,840          400,441           942,324             816,537
                                               -------------    -------------    --------------    ----------------
       Total Interest Expense.............         1,647,943        2,231,372         3,529,498           4,538,913

Net Interest Income.......................         2,705,514        2,222,414         5,179,049           4,390,521

Provision for loan losses.................           (13,248)          (7,477)          (13,248)            (58,184)
                                               --------------   -------------    --------------    ----------------

Net Interest Income After Provision for
     Loan Losses..........................         2,692,266        2,214,937         5,165,801           4,332,337

Noninterest Income
     Customer service fees................           321,733          308,143           627,272             612,897
     Commission income....................           357,000          352,640           691,065             668,784
     Other operating income...............           109,118          147,400           319,887             268,749
     Securities gains.....................                --               --                --              83,940
                                               -------------    -------------    --------------    ----------------
       Total Noninterest Income...........           787,851          808,183         1,638,224           1,634,370

Noninterest Expense
     Salaries and employee benefits.......         2,012,477        1,212,532         3,282,079           2,451,467
     Net occupancy expense................           432,310          345,378           863,866             695,456
     Other operating expenses.............         1,043,954          794,145         1,855,969           1,539,572
                                               -------------    -------------    --------------    ----------------
       Total Noninterest Expenses.........         3,488,741        2,352,055         6,001,914           4,686,495

Income (loss) before income taxes.........            (8,624)         671,065           802,111           1,280,212
Provision for income taxes................            46,971         (126,988)         (189,085)           (270,727)
                                               -------------    -------------    ---------------   ----------------

Net Income................................     $      38,347    $     544,077    $      613,026    $      1,009,485
                                               =============    =============    ==============    ================


Earnings Per Common Share
     Basic................................     $        0.01    $        0.16    $         0.18    $           0.30
     Diluted..............................              0.01             0.16              0.17                0.29


Weighted Average Shares Outstanding
     Basic................................         3,441,060        3,424,436         3,439,494           3,423,320
     Diluted..............................         3,517,336        3,511,833         3,512,990           3,516,072

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


The above transactions are the first phase of Frontier National Corporation's plans to merge its banking subsidiaries into one which is expected to occur prior to year end. These transactions did not have an impact on the Company's consolidated statement of financial condition. The initial transactions occurred on August 5, and July 12, 2002, respectively.

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

                                           Three Months Ended June 30,           Six Months Ended June 30,
                                           ---------------------------           -------------------------
                                           2002               2001               2002              2001
                                           ----               ----               ----              ----

Reported net income:.................. $  38,347           $ 544,077         $  613,026       $  1,009,485
Add back:  Goodwill amortization......        --              16,754                 --             33,091
                                       ---------           ---------         ----------       ------------

Adjusted net income................... $  38,347          $  560,831         $  613,026       $  1,042,576

Basic earnings per share:
   Reported net income................ $    0.01          $     0.16         $     0.18       $       0.30
   Goodwill amortization..............      0.00                0.00               0.00               0.01
                                       ---------          ----------         ----------       ------------
   Adjusted net income................ $    0.01          $     0.16         $     0.18       $       0.31


Diluted earnings per share:
   Reported net income................ $    0.01          $     0.16         $     0.17       $       0.29
   Goodwill amortization..............      0.00                0.00               0.00               0.01
                                       ---------          ----------         ----------       ------------


   Adjusted net income................ $    0.01          $     0.16         $     0.17       $       0.30

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

                        FRONTIER NATIONAL CORPORATION AND
                                  SUBSIDIARIES

                                  June 30, 2002
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Item 1 of the June 30, 2002, Form 10-Q/A.

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

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings


The Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. In the opinion of management, based on review and consultation with legal counsel, the outcome of any litigation presently pending is not anticipated to have a material adverse effect on the Company's consolidated financial condition or results of operations.


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


                           By: /s/ Steven R. Townson          August 21, 2002
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



                                                Three Months Ended                 Six Months Ended
                                                     June 30                            June 30
                                               ---------------------             ----------------------
                                               2002             2001             2002              2001
                                               ----             ----             ----              ----

Basic Earnings Per Share
   Net Income........................    $   38,347        $  544,077      $  613,026       $ 1,009,485

   Preferred stock dividend
     requirements....................        (5,427)                -         (10,853)                -
                                         ----------        ----------      ----------       -----------
   Earnings on common shares.........    $   32,920        $  544,077      $  602,173       $ 1,009,485
                                         ==========        ==========      ==========       ===========
   Weighted average common shares
     outstanding - basic..............    3,441,060         3,424,436       3,439,494         3,423,320
                                         ==========        ==========      ==========       ===========

   Basic earnings per common share....   $     0.01        $     0.16      $     0.18       $      0.30
                                         ==========        ==========      ==========       ===========


Diluted Earnings Per Share
   Net Income.........................   $   38,347        $  544,077      $  613,026      $  1,009,485

   Preferred stock dividend
     requirements....................        (5,427)                -         (10,853)                -
                                         ----------        ----------      ----------       -----------
   Earnings on common shares.........    $   32,920        $  544,077      $  602,173       $ 1,009,485
                                         ==========        ==========      ==========       ===========
   Weighted average common shares
     outstanding - diluted............    3,517,336         3,511,833       3,512,990         3,516,072
                                         ==========        ==========      ==========       ===========
   Diluted earnings per common share..   $     0.01        $     0.16      $     0.17      $       0.29
                                         ==========        ==========      ==========       ===========